Form 10QSB
period 1999-09-30
CAPITAL DEVELOPMENT GROUP INC
filed 1999-11-22
CIK 922253

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from______________to_______________

                         Commission File Number:  0-3-266


                         Capital Development Group, Inc.
                         -------------------------------
                  (Name of Small Business Issuer in Its Charter)


           Oregon                                                93-1113777
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation organization)                                  Identification no.)


             4129 Main Street, Suite 100A, Riverside, CA 92501-3625
             ------------------------------------------------------
              (Address of Principal Executive offices) (Zip Code)



                   (Issuer's Telephone Number): (909) 276-0873

              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


AS OF NOVEMBER 8, 1999 ISSUER HAD 7,158,535 SHARES OF COMMON STOCK, $.0001 PAR VALUE, OUTSTANDING.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [  ] No [X]

Page 1
PART I   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Capital Development Group, Inc.
Balance Sheet
As of September 30, 1999
                                                 September 30, 1999    September 30, 1998
ASSETS
     Current Assets
          Checking/Savings
               Trust Account                                      0                     0
          Total Checking/Savings                                  0                     0
     Total Current Assets                                         0                     0
TOTAL ASSETS                                                      0                     0

LIABILITIES & EQUITY
     Liabilities
          Current Liabilities
               Accounts Payable
                    *Accounts Payable                        89,799                 9,500
               Total Accounts Payable                        89,799                 9,500

               Other Current Liabilities
                    Due to Porter & Co.                           0                     0
                    Loan from Gordon Root                    20,000                     0
                    Accounts Payable                              0               396,657
                    Due to Bill Struthers                         0                34,800
                    Due to DWT                                7,300                (4,042)
                    Due to Mike Vahl                         64,273                15,483
               Total Other Current Liabilities               91,573               442,899
          Total Current Liabilities                         181,372               452,399
     Total Liabilities                                      181,372               452,399

     Equity
          Accrued Dividends                                       0               187,842
          Paid in Capital                                 2,040,942             1,728,357
          Offering Expenses                                  (9,150)               (9,150)
          Common Stock                                          699                   613
          Treasury Stock - common for resale                     (0)                   (0)
          Preferred Stock - Series C                              0                    26
          Dividends Accrued                                       0              (187,842)
          Retained Earnings                              (2,162,468)           (2,148,748)
          Net Income                                        (51,395)              (23,497)
     Total Equity                                          (181,372)             (452,399)

TOTAL LIABILITIES & EQUITY                                        0                     0

Capital Development Group, Inc.
Income Statement
July through September 1999

                                                         Jul - Sept  1999  Jul - Sept  1998
Ordinary Income/Expense
     Expense
          Management Fees                                            9,200             3,100
          Interest Expense                                              50                 0
          Licenses and Fees                                            145                 0
          Office Supplies                                                1                 0
          Postage and Delivery                                           0                13
          Professional Fees
               Accounting Fees                                         440                 0
               Legal Fees                                            5,268               750
          Total Professional Fees                                    5,708               750

          Rent                                                         450               450
          Telephone                                                    298                57
          Transfer Agent                                               525                 0
          Travel & Entertainment                                      (158)              105
     Total Expense                                                  16,218             4,474

Net Ordinary Income                                                (16,218)           (4,474)

Net Income                                                         (16,218)           (4,474)


Earnings per share on Income(Loss) from Operations                      (0)               (0)

Average number of shares outstanding                             7,158,535         6,388,565


Capital Development Group, Inc.
Statement of Cash Flows
January through September 1999
                                                     September 30, 1999    September 30, 1998
Increase (decrease) in Cash
     Cash Flows from operating activities
          Net loss                                              (16,218)               (4,474)
          Change in current liabilities
               (Decrease) increase in:
                     Accounts Payable                               440                     0
                     Due to Porter & Co.                         (1,638)                    0
                     Due to DWT                                   3,393                (3,308)
                     Due to Mike Vahl                            14,023                 3,724

               Net cash used for operating activities                 0                (4,058)

Net decrease in cash                                                  0                (4,058)

Cash, beginning of quarter                                            0                 4,058

Cash, end of quarter                                                  0                     0

Capital Development Group, Inc.
Income Statement
January through September 1999
                                                                  Jan - Sept  1999  Jan - Sept  1998
Ordinary Income/Expense
     Expense
          Management Fees                                                    25,800            13,250
          Interest Expense                                                       50                 0
          Licenses and Fees                                                     145                 0
          Office Supplies                                                         4                 0
          Postage and Delivery                                                   10                13
          Professional Fees
               Accounting Fees                                                5,520               600
               Legal Fees                                                    14,487             7,414
          Total Professional Fees                                            20,007             8,014

          Rent                                                                1,350             1,800
          Telephone                                                             674               316
          Transfer Agent                                                        525                 0
          Travel & Entertainment                                              2,830               105
     Total Expense                                                           51,395            23,497

Net Ordinary Income                                                         (51,395)          (23,497)

Net Income                                                                  (51,395)          (23,497)


Earnings per share on Income(Loss) from Operations                               (0)               (0)

Average number of shares outstanding                                      7,158,535         6,388,565

Capital Development Group, Inc.
Statement of Cash Flows
January through September 1999


                                                     September 30, 1999    September 30, 1998
Increase (decrease) in Cash
     Cash Flows from operating activities
          Net loss                                              (51,395)              (23,497)
          Change in current liabilities
               (Decrease) increase in:
                     Accounts Payable                            (9,448)               (4,000)
                     Due to Bill Struthers                            0                (8,000)
                     Due to DWT                                   5,262                (1,755)
                     Due to Mike Vahl                            35,581                (1,912)

               Net cash used for operating activities           (20,000)              (39,164)

Net decrease in cash                                            (20,000)              (39,164)

Cash, beginning of year                                          20,000                39,164

Cash, end of year                                                     0                     0

NOTE 1 - SUMMARY OF SIGNIFICANT
            ACCOUNTING POLICIES:

Organizational Data:
-------------------
Capital Development Group, Inc. (the Company) was incorporated on May 19, 1993 as an Oregon corporation. The Company was organized to engage in the business of purchasing healthcare receivable from hospitals and other healthcare institutions at a discount and administering the collection process of such receivables. The source of funding for such purchases will be its wholly owned subsidiary, CDG Credit Corporation which has not yet commenced operations. The Company has developed its own "Administrator One" software to monitor purchase and collections of accounts receivable.

Accounting Method
-----------------
The Company maintains its books of account on the accrual basis of accounting. Under this method of accounting, revenue is recognized when they are earned, or billed, and expenses are recognized when goods or services are received, whether paid or not.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, cash and cash equivalents include cash on hand, funds on deposit with financial institutions, and investments with original maturities of three months or less. The Company maintains an account in trust with their attorney in Portland Oregon.

Property & Equipment:
--------------------
Property and equipment owned by the Company are fully depreciated. The Company does not anticipate that future cash flows will be generated from its property and equipment. Therefore, property and equipment is considered impaired, with a net value of zero, and is not reflected on the balance sheet. The original cost of computer equipment and software development is $155,010. The Company has not purchased any additional equipment.

Income Taxes:
------------
Income tax expense is based on pre-tax financial accounting income and includes deferred taxes for the effects of timing differences between financial accounting and taxable earnings. Tax credits are accounted for as a reduction of tax expense in the years in which the credits reduce taxes payable.

The Company currently has net operating loss carry-forwards to future periods for book and tax purposes of approximately $2,214,000 in the first quarter of 1999. A deferred tax asset for the NOL carry forwards has not been recorded as its realization in future periods is questionable at this time. Net operating losses may be carried forward for 15 years for loss years prior to August 6, 1997 and twenty years for loss years after August 6, 1997.

Earnings Per Share
------------------
Earnings per share are not reflected in the interim financial statements.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.


NOTE 2 - RELATED PARTY TRANSACTIONS:

The Company President who is also a 72% shareholder, provides management services for a fee, and is also reimbursed for expenses incurred for Company related activities. The company has been unable to compensate and reimburse the President in a consistent manner, and has therefore recorded accrued liabilities of $64,273 in 1999. Total charges to the Company for management and expenses are $9,200 in the third quarter of 1999. Long-term accounts payable in 1997 and the note payable in 1998 are also payable to various shareholders and an investment consultant of the company. $44,300 of the long-term accounts payable in 1997 were converted to 103,600 shares of common stock at the end of 1998. The remaining $12,000 was paid in cash in 1998.

The terms of the note payable include annual interest payable at 8.5 %, and is unsecured. The note is due December 31, 1999.

The Company has received a licensing commitment from The Vahl Software Group, an assumed name of the Company President, for Administrator II, which is a new software package that is functionally similar to Administrator I. The license agreement for Administrator II will require the Company to pay The Vahl Software Group a royalty of $0.25 for each medical account receivable processed through Administrator II.


NOTE 3 - PREFERRED STOCK AND COMMON STOCK ISSUANCES:

The Company has authorized third series preferred stock, none of which is issued and outstanding at September 30, 1999.

The third series preferred stock has no voting rights, is entitled to a preference to common shares of stock in liquidation and is convertible to one share of common stock under certain conditions. The stated conversion price at which the preferred stock could be converted to common stock is $2.40 per share, or fraction thereof. The third series preferred stock had accumulated dividends at the rate of 8.5% of the purchase price of the stock.

In 1998, common stock was issued in three separate occasions; All 256,865 shares of third series preferred stock outstanding were completely converted to common stock at a rate of 1.75 shares of common stock for each share of preferred stock held.

In addition, all accrued dividends payable on the preferred stock were converted into common stock at the rate if $1.00 per share, resulting in the issuance of 264,259 shares of stock issued in exchange for $264,259 dollars of preferred dividends accrued, but never declared and paid.

The company also converted $44,300 in accounts payable to 103,600 shares of common stock as part of its settlements with creditors.

Had these conversions occurred at the beginning ot the year, the per share earnings would have been decreased by $.0006 on income before extraordinary items, and $.0039 on net income.


NOTE 4 - LONG-TERM NOTES PAYABLE

At September 30, 1999, long-term notes payable consisted of a $20,000 demand note payable to a stockholder of the Company. Interest accrues at a rate of 8.5% and is due upon demand. The note is not secured by Company assets.


NOTE 5 - EXTRAORDINARY ITEMS AND COMMITMENTS AND CONTINGENCIES:

At December 31, 1998, the Company made a good faith effort with its creditors to settle debts incurred in prior years. Creditors representing the majority of the outstanding debt accepted the settlement, but several creditors did not respond. In 1998, those liabilities to vendors that did not respond were written off and recorded as an extraordinary gain on restructuring of debt. These vendors may seek payment from the Company in the future, although the Company views this as unlikely. Moreover, the Company will resist claims for past obligations by raising defenses of estoppel and time limitation, among others.

Item 2.  Management Discussion and Analysis or Plan of Operation

(a)      Plan of Operation

         In recent months, our president, Mike Vahl, and one of our significant shareholders, Gordon Root, have satisfied our cash requirements by lending funds to us in exchange for demand promissory notes. Generally, these notes have amounted to less than $1,000 per month. Once we begin negotiations for our initial purchase of MARs, we anticipate that our expenses will increase to approximately $10,000 to $25,000 per month, consisting of legal fees, travel costs, consulting fees and related expenses. We do not, at present, possess resources to pay these expenses, but Messrs. Vahl and Root have indicated a willingness to continue lending essential funds to us until we complete a financing and acquisition plan for our initial MARs, and until we begin to receive cash flow from those MARs. However, neither Mr. Vahl nor Mr. Root is obligated to continue lending money to us, nor is either of them prohibited from demanding payment for outstanding loans at any time.

         During the fourth quarter of 1999, we plan to finalize our license agreement with VSG for Administrator II. Due to the affiliated relationship between VSG and CDG, Mr. Root and CDG counsel will negotiate and approve the license on behalf of CDG. Although various terms of the license agreement are yet to be negotiated, we have received a firm commitment from VSG for a non-exclusive, royalty based license that will require CDG to pay VSG a royalty of $0.25 (twenty-five cents) for each MAR processed through Administrator II. We have also confirmed that VSG will warrant the Y2K readiness of Administrator II, which VSG can confidently provide because of Administrator II's use of the PICK operating system.

         In order to process MARs, we must acquire various computer hardware components. Initially, we plan to limit our hardware purchases to an application server, a DSL connection to the Internet, two workstations, and the related peripherals. If we acquire additional MARs, it may become necessary to expand our equipment base to include additional workstations and data storage. We also plan to acquire miscellaneous office furniture and equipment to outfit our planned administrative offices.

         Additionally, we will be required to hire full time employees to implement our MAR collection and claims management. We anticipate hiring 2-3 employees in 1999 and another 3-5 employees in 2000.

         In connection with the documentation of the license for Administrator II, the purchase of hardware components and the engagement of full time employees, we will be seeking approximately $2 million to $5 million in additional equity investment in order to finance our initial purchase of MARs. We have had preliminary discussions with counsel and with prospective investment bankers regarding the appropriate method and process for raising equity capital. In connection with the purchase of the MARs (and by using the MARs as collateral), we will also seek an operating line of credit that will allow us to expand our MARs acquisitions. The investment bankers with whom we have spoken believe that we can obtain a secured operating line of credit in an amount equal to six to ten times the amount of the proposed equity financing. The funds from the operating line, together with the equity funding and operating revenues, should be sufficient to satisfy our capital requirements for the foreseeable future.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

         During the past four years, our directors and officers have been working to correct problems arising from a major fraud committed against CDG. The fraud involved $3,500,000 in counterfeit certificates of deposit that were issued to CDG in exchange for significant equity and $500,000 in cash. The fraud left CDG in a tenuous financial position that we have sought diligently to correct. The only revenue we generated during the past four years was a software license fee from Aries Financial Group in the amount of $100,000. We used these funds, in large part, to reach accords with most of our creditors, all of whom were due monies for products or services provided prior to March 1995. As a result of the debt compromise reached with creditors, our payables have been reduced to $89,359. While we now have an accumulated deficit of $2,162,468 and negative shareholder equity in the amount of $181,372, we believe we have substantially reduced the likelihood of material claims by our creditors and that our financial condition, due to the significant debt reduction, is more stable than in the months immediately following the fraud.

         We used approximately $10,000 of the funds from the license to Aries Financial Group to fund litigation against the perpetrators of the fraud, none of whom are currently affiliated with CDG. We were successful in obtaining a judgment in the litigation that resulted in a judicial declaration that the 3,875,000 shares issued to the perpetrators of the fraud are void for lack of consideration. As a result, the number of shares of outstanding CDG common stock was reduced by more than 38%, retroactively effective May 1995. We also were awarded monetary damages against the perpetrators equal to the cash consideration paid to the perpetrators, but the prospect of financial recovery is remote. Significantly, all of the individuals who approved the fraudulent transaction, including former president Tom Morrow, are no longer affiliated with CDG.

         Mr. Vahl, CDG's president, has indicated a willingness to continue to loan money to CDG until we become operational and profitable, but he is under no obligation to do so, and he may therefore withdraw his lending commitment at any time.

         Assuming that Mr. Vahl continues to provide necessary capital, we expect to become operational in the first quarter of 2000. Prior to that time, we expect to:

         1) License Administrator II from VSG.

         2) Line up a network of brokers to provide a steady stream of MARs.

         3) Secure equity funding and a line of credit or alternative financing arrangement necessary to purchase MARs or secure MARs management agreements.

         4) Start operations.

         In light of the significant delays in the payment of healthcare receivables, we believe that healthcare providers remain anxious to liquidate their claims in exchange for immediate payment. The state of the healthcare industry is such that medical insurers are delaying payments to the healthcare providers by 60 to 90 days or more, which often creates significant cash flow difficulties for the providers.

         However, a number of uncertainties may have an effect on our business, financial conditions and operations, and those effects may be material and adverse. These uncertainties include the following.

         We will require additional funding to commence operations.

         We currently have no cash reserves and have accumulated significant liabilities. If we do not receive additional capital during the fourth quarter of 1999 and/or the first quarter of 2000, we will be unable to implement our business plan and we will not generate revenues sufficient to satisfy our existing liabilities. The result is that our stock price could fluctuate significantly and could become valueless.

         We may be subject to claims by creditors for claims arising before 1995.

         We have searched for and reached accord with what we believe to be most of our creditors. However, we believe other creditors exist and that some of them may have claims that have not lapsed or been extinguished by statutes of limitation or similar legal principles. Some of these creditors may later bring claims against us for amounts owed or claimed to be owed from prior obligations. If one or more of these claims is significant in comparison to our operations, we may be forced into a bankruptcy or similar proceeding. Such an event would affect our operations, business and financial condition materially and adversely.

         We may be unable to continue borrowing money from Messrs. Vahl and Root, and one or both of them may call our outstanding obligations.

         We recently have met our current expenses by borrowing money from two of our controlling shareholders, Messrs. Mike Vahl and Gordon Root, in exchange for demand promissory notes. We anticipate continuing to fund our necessary expenses by borrowing additional funds from these individuals until we acquire MARs and begin to generate revenues sufficient to satisfy our current obligations. However, neither Mr. Vahl nor Mr. Root is subject to a binding obligation to lend additional funds to CDG, and there can be no assurance that either of them will continue to do so. If we fail to obtain the necessary capital by borrowing money from these individuals or from other sources, our business, financial condition and operation will be affected materially and adversely.

         Additionally, we owe substantial sums of money to both Mr. Vahl and Mr. Root, under terms that require payment on demand. If either or both of them should demand repayment of all or a portion of the loans before we generate sufficient revenues to fund these payments, such a demand would have a material adverse effect on our business, operations and financial condition.

         We are entering into a market that currently is experiencing significant competition.

         The market for medical billing services and related entities currently is served by a substantial number of businesses, including both medical practice management companies and billing and collection services. Many entities with which we will compete are substantially better funded and have gathered significant market share. Moreover, some of these enterprises have significant cash reserves and can better fund shortfalls in collections that might have a more pronounced impact on companies such as ours. Some of these companies also have greater experience and/or more efficient collection methods than we might develop. If we fail to compete effectively with businesses that provide similar services, our business operations and financial condition will be affected materially and adversely.

PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

No legal proceedings have occurred or are occurring in this quarter.



ITEM 2.  CHANGES OF SECURITIES

No changes have occurred this quarter.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No defaults have occurred this quarter.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during this quarter.



ITEM 5.  OTHER INFORMATION

None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.










Page 14
                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CAPITAL DEVELOPMENT GROUP, INC.
                         (Registrant)

                         By: /s/ Michael P. Vahl
                             -------------------------------
                         Name:  Michael P. Vahl
                         Title: President and Secretary

                         Date: November 22, 1999