Form 10KSB
period 1999-12-31
CAPITAL DEVELOPMENT GROUP INC
filed 2000-03-30
CIK 922253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 1O-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number: 0-25974

                         CAPITAL DEVELOPMENT GROUP, INC.
                 (Name of small business issuer in its charter)

            Oregon                                      93-1113777
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                4129 Main Street, Suite 100A, Riverside, CA 92501
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (909) 276-0873

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, par value $0.0001
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [ X ]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year were $12,342. The aggregate market value of voting stock held by non-affiliates of the registrant was $2,237,042 as of March 15, 2000, based upon the last sales price as reported on the Nasdaq OTC Bulletin Board.

The number of shares outstanding of the Registrant's Common Stock as of March 29, 2000 was 7,158,535.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

                       Documents Incorporated by Reference

None.

                         CAPITAL DEVELOPMENT GROUP, INC.
                                FORM 10-KSB INDEX



                                     PART I
                                                                         Page

Item 1.             Description of Business

Item 2.             Description of Property

Item 3.             Legal Proceedings

Item 4.             Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.             Market for Common Equity and Related Stockholder Matters

Item 6.             Management's Discussion and Analysis or Plan of Operation

Item 7.             Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 9.             Directors, Executive Officers, Promoters and
                    Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.            Executive Compensation

Item 11.            Security Ownership of Certain Beneficial
                    Owners and Management

Item 12.            Certain Relationships and Related Transactions

Item 13.            Exhibits and Reports on Form 8-K

                    Signatures

                                     PART I

Note Regarding Forward-Looking Statements. This report includes "forward-looking statements." Forward looking statements contained in this report are based on our beliefs and assumptions and on information currently available to our management. Forward-looking statements include statements in which words such as "expect, " "anticipate," "intend," "plan," "believe," "estimate," "consider," or similar expressions are used. You should not construe any forward-looking statement as a guarantee of future performance. These predictions inherently involve risks, uncertainties and assumptions. Our future results and stockholder values will differ from those expressed in these forward-looking statements, and those variations may be material and adverse. Many of the factors that will affect these results and values are beyond our ability to control or predict. A partial list of the factors that may cause our actual results to vary from our expectations is set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1.  DESCRIPTION OF BUSINESS

(a)      Business Development

         Capital Development Group, Inc. ("CDG" or the "Registrant") is an Oregon corporation incorporated on May 19, 1993. Its authorized capital consists of 25,000,000 shares of common stock, of which 7,158,535 shares were issued and outstanding as December 31, 1999. Shares of CDG common stock have traded on the Nasdaq Stock Market - OTC Bulletin Board since September 1994 under the symbol "CDVG."

         CDG has never been the subject of a bankruptcy or receivership. However, in late 1998 and early 1999, we resolved and settled claims with a number of our creditors by exchanging creditors' claims totaling approximately $460,000 for cash amounting to approximately $15,000 and 144,600 shares of our common stock. We were unable to locate approximately 14 creditors holding claims totaling, in the aggregate, approximately $90,000 (with no individual claim larger than $20,000). To our best knowledge, none of these latter creditors have actively pursued their claims since 1995, and none have contacted us since early 1996. Therefore, we do not plan to pursue the creditors or pay any claims they might assert. Except as described above, we have not been involved in any material reclassifications, mergers, consolidations, or purchases or sales of significant amounts of assets not in the ordinary course of business.


(b)      Business of Issuer

         CDG was formed to purchase medical accounts receivables ("MAR") from healthcare providers at a discount and to collect the MAR from payors, primarily including third party healthcare insurers and managed care organizations. Healthcare providers are willing to sell MAR at a discount primarily because of liquidity needs. Due to claims procedures and coordination of benefits among various payors of health care claims, MAR cannot typically be collected within a short time period. This is particularly true for providers without collection expertise. By selling their MAR to us, the providers eliminate the negative cash flow effects of the long collection period, and simultaneously relinquish the challenges associated with collection. For those providers who are not concerned with collection time, but wish to delegate the collection challenges, we also may accept engagement as a collection manager to collect MAR on behalf of healthcare providers.

         CDG owns a proprietary, custom software package called Administrator I that tracks and facilitates the collection each MAR. Although we have not yet purchased any MAR, we have tested Administrator I successfully on MAR owned by third parties. Moreover, we granted a non-exclusive license of Administrator I to Medcap, Inc. in 1994, and Medcap's experience provided proof of concept by using Administrator I in 1994 and 1995 to collect at least 1,000 claims per month. We also have received a licensing commitment (described below) from Vahl Software Group ("VSG") for Administrator II, which is a new software package that is functionally similar to Administrator I but, we believe, will be more flexible and easier to use. VSG is an assumed business name of Michael Vahl, the majority owner and President of CDG, and the person from whom we originally licensed our rights to Administrator I in 1994. The license agreement for Administrator II will require us to pay VSG a royalty of $0.25 (twenty-five cents) for each MAR we process through Administrator II.

         We plan to market our concepts and services to healthcare providers interested in selling MAR or hiring a collection manager for their MAR. We also hope to attract a diverse portfolio of MAR by acquiring accounts receivable from a variety of healthcare providers, including physician groups, ancillary service providers, hospitals, and other providers. We plan to contact healthcare providers by paying commissions to independent brokers for locating providers for which we can provide collection services. Each broker's commission will be negotiated depending in large part on the volume of MAR generated by the broker, but we expect commissions generally to range from 1% to 3% of the amount of revenue generated by CDG from MAR that are acquired through the broker. We have contacted a number of brokers who have relationships with healthcare providers or access to information about healthcare providers, but we have not yet reached agreement with any brokers regarding brokerage services or commissions. CDG anticipates entering into the necessary relationships during calendar year 2000. To promote our diversification strategy, we hope to enter into agreements with a large number of brokers, thereby minimizing dependence on any individual broker.

         We expect that the price at which we will purchase MAR from providers will be based on our assessment of the amount of time and expertise needed to collect the MAR. The typical discounted purchase price is expected to be between 95% and 99.5% of the amount of the MAR. Accounts receivable are to be purchased "with recourse," and if a particular MAR is not collected, the contributing provider will be required to replace the MAR with an equivalent MAR or refund the purchase price. During our formative stage, we plan to obtain the funds to purchase MAR by raising private equity funds, and upon receipt of adequate equity investment, by obtaining a substantial line of credit. As of December 31, 1999 neither the required equity financing nor any debt financing had been acquired, and although we have begun to explore various financing relationships, we cannot provide assurance that the necessary financing ultimately will be secured.

         CDG owns a copyright for Administrator I, but holds no patents, trademarks, franchises, concessions or labor contracts. We have issued two non-exclusive, perpetual, irrevocable licenses of its Administrator I software, the first to Medcap, Inc. (located in Portland, Oregon) in 1994, and the second to Aries Financial Group (also located in Portland, Oregon) in 1997. Neither license will generate any further revenue to CDG.

         Based on research performed by Mr. Vahl, domestic healthcare claims currently exceed one hundred billion dollars annually. Of that amount, we believe that approximately 60% become MAR that could be sold to management companies and claims processors. A number of large claims processors will compete with CDG for contracts, including at least one firm that processes in excess of $1 billion in claims annually. Several other large firms, as well as more than 100 other enterprises, also process significant numbers of claims.

         Many of our competitors engage solely in receivable factoring: in other words, they accept a fee for factoring receivables but do not offer guidance or assistance with collection practices or techniques. In addition to this type of claims administration, we intend to provide consulting services that will assist our customers in understanding the character of their billings and tracking the timeliness of collections. While these services are not currently available from CDG, and while we can not assure investors that CDG ultimately will provide these services, we believe we will be able to develop and market our planned services and that these services will distinguish us from our competitors.

         Because we have not actively engaged in business during the past three years, we have no employees. Our president, Mr. Michael P. Vahl, receives no salary or other benefits, but bills us for his services at the rate of $100 per hour. At present, we owe Mr. Vahl approximately $84,000 for accrued hourly billings and expenses.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Registrant does not currently own or lease any real property. While we anticipate leasing up to 1,500 square feet office space in OR NEAR Riverside, California to conduct our operations, there can be no assurance that adequate space can be obtained on terms and conditions that will be acceptable to the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is not currently involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the companies shareholders during the fourth quarter of fiscal 1999.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

The common stock of Capital Development Group, Inc. is currently traded on the NASDAQ Over the Counter Bulletin Board under the symbol CDVG. The stock has traded sporadically, the most recent reported trade being in mid-March 2000. Over the most recent 52 week period the stock has traded in a range of $0.0625
(low) and $0.75 (high) per share. The trading history of the stock for the past two years is summarized below.

          -------------------------------
          QUARTER    LOW TRADE HIGH TRADE
          ---------- --------- ----------
          Q4 1999    5/16      3/4
          ---------- --------- ----------
          Q3 1999    5/32      1/4
          ---------- --------- ----------
          Q2 1999    1/4       3/4
          ---------- --------- ----------
          Q1 1999    1/16      1/2
          ---------- --------- ----------
          Q4 1998    1/16      1/16
          ---------- --------- ----------
          Q3 1998    1/4       1/4
          ---------- --------- ----------
          Q2 1998    1/4       1/4
          ---------- --------- ----------
          Q1 1998    1/8       1/8
          ---------- --------- ----------

The quotations reflect reported inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Approximately 452,055 of the Registrant's shares are held in street name. The remaining shares of common stock are held by approximately 51 individual shareholders. We have not paid dividends on our common stock and do not anticipate paying dividends in the future.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)      Plan of Operation

         In recent months, our president, Mike Vahl, and one of our significant shareholders, Gordon Root, have satisfied our cash requirements by lending funds to us in exchange for demand promissory notes. Generally, these notes have amounted to less than $1,000 per month, and at December 31, 1999 they totaled approximately $24,000. Once we begin negotiations for our initial purchase of MAR, we anticipate that our expenses will increase to approximately $10,000 to $25,000 per month, consisting of legal fees, travel costs, consulting fees and related expenses. We do not, at present, possess resources to pay these expenses, but Messrs. Vahl and Root have indicated a willingness to continue lending essential funds to us until we complete a financing and acquisition plan for our initial MAR, and until we begin to receive cash flow from those MAR. However, neither Mr. Vahl nor Mr. Root is obligated to continue lending money to us, nor is either of them prohibited from demanding payment for outstanding loans at any time.

         During the second quarter of 2000, we plan to finalize our license agreement with VSG for Administrator II. Due to the affiliated relationship between VSG and CDG, Mr. Root and CDG counsel will negotiate and approve the license on behalf of CDG. Although various terms of the license agreement are yet to be negotiated, we have received a firm commitment from VSG for a non-exclusive, royalty based license that will require CDG to pay VSG a royalty of $0.25 (twenty-five cents) for each MAR processed through Administrator II.

         In order to process MAR, we must acquire various computer hardware components. Initially, we plan to limit our hardware purchases to an application server, a DSL connection to the Internet, two workstations, and the related peripherals. However, if we are successful in growing our volume of managed MAR, it will be necessary to expand our equipment base to include additional workstations and data storage. Additionally, we will be required to hire full time employees to implement our MAR collection and claims management. We anticipate hiring 5-10 employees in 2000.

         In connection with the documentation of the license for Administrator II, the purchase of hardware components and the engagement of full time employees, we will be seeking approximately $3 million to $5 million in additional equity investment. We have had preliminary discussions with counsel and with prospective investment bankers regarding the appropriate method and process for raising equity capital. In connection with the purchase of the MAR (and by using the MAR as collateral), we also plan to seek an operating line of credit that will allow us to expand our MAR acquisitions. The investment bankers with whom we have spoken believe that we can obtain a secured operating line of credit in an amount equal to six to ten times the amount of the proposed equity financing. We expect that funds generated from anticipated operations, together with the equity funding and operating revenues, if both those financing sources become available, would be sufficient to satisfy our capital requirements for the foreseeable future.

(b) Management's Discussion and Analysis of Financial Condition and Result of Operations

         During the past four years, our directors and officers have been working to correct problems arising from a major fraud committed against CDG. The fraud involved $3,500,000 in counterfeit certificates of deposit that were issued to CDG in exchange for significant equity and $500,000 in cash. The fraud left CDG in a tenuous financial position that we have sought to correct. The only revenue we generated during the past four years was a software license fee from Aries Financial Group in the amount of $100,000, and that license was made and the license fees paid in 1997. We used the funds from the license fees, in large part, to reach accords with most of our creditors, all of whom were due monies for products or services provided prior to March 1995. As a result of the debt compromise reached with creditors, our payables have been reduced to $0. While we now have an accumulated deficit of $2,159,276 and negative shareholder equity in the amount of $117,635, we believe we have substantially reduced the likelihood of material claims by our creditors and that our financial condition, due to the significant debt reduction, is more stable than in the months immediately following the fraud. However, we may later experience claims from one or more creditors whose accounts were not settled during 1999, and the occurrence of any one or more such events, particularly if occurring at a time when our financial condition has not improved substantially, would have a material adverse effect upon our business and operations.

         We used approximately $10,000 of the funds from the license to Aries Financial Group to fund litigation against the perpetrators of the fraud, none of whom are currently affiliated with CDG. We were successful in obtaining a judgment in the litigation that resulted in a judicial declaration that the 3,875,000 shares issued to the perpetrators of the fraud are void for lack of consideration. As a result, the number of shares of outstanding CDG common stock was reduced by more than 38%, effective retroactively to May 1995. We also were awarded monetary damages against the perpetrators equal to the cash consideration paid to the perpetrators, but the prospect of financial recovery is remote. Significantly, all of the individuals who approved the fraudulent transaction, including former CDG president Tom Morrow, are no longer affiliated with CDG.

         Mr. Vahl, CDG's current president, has indicated a willingness to continue to loan money to CDG until we become operational and profitable, but he is under no obligation to do so, and he may therefore withdraw his lending commitment and demand payment of outstanding debts at any time. Assuming that Mr. Vahl continues to provide necessary capital, we expect to become operational in the second quarter of 2000. Prior to that time, we expect to:

1)       License Administrator II from VSG.

2)       Form a network of brokers to provide the necessary MAR.

3) Secure equity funding and a line of credit or alternative financing arrangement necessary to purchase MAR or secure MAR management agreements.

4)       Commence operations.

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

         We currently have no substantial cash reserves and have accumulated significant liabilities. If we do not receive additional capital during the first half of

         2000, we will be unable to implement our business plan and we will not generate revenues sufficient to satisfy our existing liabilities. One result of such an event is that our stock price would decrease materially and could become valueless.

         We may be subject to claims by creditors for claims arising before 1995.

         We have searched for and reached accord with what we believe to be most of our creditors. However, other creditors exist, and some of those may have claims that have not lapsed or been extinguished by statutes of limitation or similar legal principles. Some of our creditors may later bring claims against us for amounts owed or claimed to be owed from prior obligations. If one or more of these claims is significant in comparison to our operations, we may become insolvent or be forced into a bankruptcy or similar proceeding. Such an event would affect our operations, business and financial condition materially and adversely.

         We may be unable to continue borrowing money from Messrs. Vahl and Root, and one or both of them may call our outstanding obligations.

         We recently have met our current expenses by borrowing money from two of our controlling shareholders, Messrs. Mike Vahl and Gordon Root, in exchange for demand promissory notes. We anticipate continuing to fund our necessary expenses by borrowing additional funds from these individuals until we acquire MAR and begin to generate revenues sufficient to satisfy our current obligations. However, neither Mr. Vahl nor Mr. Root is subject to a binding obligation to lend additional funds to CDG, and there can be no assurance that either of them will continue to do so. If we fail to obtain the necessary capital by borrowing money from these individuals or from other sources, our business, financial condition and operation will be affected materially and adversely.

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

ITEM 7.  FINANCIAL STATEMENTS

                                PORTER & COMPANY
                           Certified Public Accountant
                          3585 Maple Street, Suite 244
                            Ventura, California 93003
                       (805) 650-5090 o FAX (805) 650-0511

          Member                                    72-875 Fred Waring Drive, #A
American Institute of CPA's                        Palm Desert, California 92260
California Society of CPA's                                (800) 304-6700

                                                             Gary A. Porter, CPA
                                                           R. Michelle Pope, CPA


To the Shareholders and Board of Directors of Capital Development Group, Inc.


                   Report of the Independent Public Accountant

         I have audited the accompanying balance sheets of Capital Development Group, Inc., (the Company) an Oregon corporation, as of December 31, 1999 and 1998 and the related statements of income, shareholders' equity and cash flows for the years then ended as listed in the table of contents. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the general purpose financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

         In my opinion, the accompanying financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Capital Development Group, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/S/


March 17, 2000

                         Capital Development Group, Inc.
                                  Balance Sheet
                           December 31, 1999 and 1998


                                                                       1999           1998
                                                                     -----------    -----------
                                         ASSETS
Current Assets
  Cash (Note 1)                                                      $        -     $   20,000
                                                                     -----------    -----------
     Total Current Assets                                                     -         20,000
                                                                     -----------    -----------

  Total Assets                                                       $        -     $   20,000
                                                                     ===========    ===========


                                 LIABILITIES AND EQUITY

Current Liabilities
  Accounts Payable(Notes 1 and 5)                                    $    3,240     $   99,247
  Accrued Liabilities(Note 2)                                            94,395         30,730
                                                                     -----------    -----------
     Total Current Liabilities                                           97,635        129,977
                                                                     -----------    -----------

Long-Term Liabilities
  Note Payable (Note 4)                                                  20,000         20,000
                                                                     -----------    -----------
     Total Long-Term Liabilities                                         20,000         20,000
                                                                     -----------    -----------

Total Liabilities                                                       117,635        149,977
                                                                     -----------    -----------

Stockholders Equity
  Common Stock at $.0001 par value 30,000,000 shares authorized;
   7,158,535 and 6,989,500 shared issued and outstanding (Note 3)           716            699
  Additional Paid in Capital                                          2,040,925      2,040,942
  Accumulated Deficit                                                (2,159,276)    (2,171,618)
                                                                     -----------    -----------
      Total Stockholders Equity                                        (117,635)      (129,977)
                                                                     -----------    -----------

       Total Liabilities and Equity                                  $        -     $   20,000
                                                                     ===========    ===========


                             See Accountants Report
    The Notes to Financial Statements Are An Integral Part of This Statement

                             Capital Development Group, Inc.
                                  Statements of Income
                     For the Years Ended December 31, 1999 and 1998


                                                                1999            1998
                                                           -------------    -------------
REVENUES
  Software License Sales                                   $          -     $          -
                                                           -------------    -------------

OPERATING EXPENSES
  Management Fees                                                40,100           24,050
  Professional Fees                                              28,375           14,093
  Interest Expense                                                1,826                -
  Other Administrative                                            6,716            4,642
                                                           -------------    -------------

     Total Operating Expenses                                    77,017           42,785
                                                           -------------    -------------

    Net Income (Loss) from Operations                           (77,017)         (42,785)

    Extraordinary Gain on Restructuring of Debt (Note 5)         89,359          293,324
                                                           -------------    -------------

    Net Income                                             $     12,342     $    250,539
                                                           =============    =============

   Earnings Per Share on Income (Loss) from Operations     $      (0.01)    $      (0.01)
                                                           =============    =============

   Earnings Per Share on Extraordinary Gain                $       0.01     $       0.04
                                                           =============    =============

   Earnings Per Share on Net Income                        $          -     $       0.04
                                                           =============    =============

   Average number of shares outstanding                        7,116,276             6,388,565
                                                           =============    ==================







                             See Accountant's Report
    The Notes to Financial Statements Are An Integral Part of This Statement

                         Capital Development Group, Inc.
                       Statements of Shareholders' Equity
                 For the Years Ended December 31, 1999 and 1998

                                                         Preferred                 Additional
                                                          Stock         Common       Paid in      Accumulated
                                            Total        Series C       Stock        Capital        Deficit
                                         ------------   ----------     --------    ----------    -------------

Balances at December 31, 1997             $ (428,901)        $ 26        $ 613     $1,728,358    $ (2,157,898)

Net Income at December 31, 1998              250,539            -            -             -          250,539

Conversion of accrued dividends
  to common stock                                  -            -           26       264,233         (264,259)

Conversion of preferred series C
  stock into common stock                          -          (26)          46           (20)               -

Conversion of accounts payable
  to common stock                             48,385                        14        48,371
                                         ------------   ----------     --------    ----------    -------------

Balances at December 31, 1998               (129,977)           -          699     2,040,942       (2,171,618)

Net Income at December 31, 1999               12,342                                                   12,342

Issuance of Common Stock                           -            -           17           (17)               -
                                         ------------   ----------     --------    ----------    -------------

Balances at December 31, 1999             $ (117,635)         $ -        $ 716     $2,040,925    $ (2,159,276)
                                         ============   ==========     ========    ==========    =============

                             See Accountant's Report
    The Notes to Financial Statements Are An Integral Part of This Statement

                         Capital Development Group, Inc.
                            Statements of Cash Flows
                 For the Years Ended December 31, 1999 and 1998


                                                    1999         1998
                                                  ----------   ---------
Cash Flows From Operating Activities:
Net Income                                         $ 12,342    $ 250,539
                                                  ----------   ---------

Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities:
  Write off Adjustment to Accounts Payable          (89,359)   (293,324)

Change in Assets and Liabilities:
  Change in Prepaid Expenses                              -       2,287
  Change in Deposits                                                  -
  Change in Accounts Payable                         (6,648)    (12,000)
  Change in Accrued Expenses                         63,665      13,334
                                                  ----------   ---------

        Total Adjustments                           (32,342)   (289,703)
                                                  ----------   ---------

Net Cash (Used) By Operations                       (20,000)    (39,164)
                                                  ----------   ---------

Cash Flows from Financing Activities:                     -           -
                                                  ----------   ---------

Cash Flows from Financing Activities:
  Proceeds from Notes Payable                             -      20,000
                                                  ----------   ---------

Net Cash Provided by Financing Activities                 -      20,000
                                                  ----------   ---------

Net (Decrease) in Cash                              (20,000)    (19,164)

Cash and Cash Equivalents at Beginning of Year       20,000      39,164
                                                  ----------   ---------

Cash and Cash Equivalents at End of Year (Note 1)       $ -    $ 20,000
                                                  ==========   =========

Supplementary Information:
Cash Paid for Income Taxes                              $ -         $ -
                                                  ==========   =========
Cash Paid for Interest                                  $ -         $ -
                                                  ==========   =========

Non Cash Financing Transactions:
  Conversion of Accounts Payable to Common Stock
    Payment of Common Stock for Accounts Payable               $ 48,385
    Issuance of Common Stock                                    (48,385)
                                                               ---------
      Total                                                         $ -
                                                               =========



                             See Accountant's Report
    The Notes to Financial Statements Are An Integral Part of This Statement

                                                 Capital Development Group, Inc.
                                                   Notes to Financial Statements
                                                      December 31, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT
            ACCOUNTING POLICIES:

Organizational Data:
-------------------
Capital Development Group, Inc. (the Company) was incorporated on May 19, 1993 as an Oregon corporation. The Company was organized to engage in the business of purchasing healthcare receivables from hospitals and other healthcare institutions at a discount, and administering the collection process of such receivables. The source of funding for such purchases will be its wholly owned subsidiary, CDG Credit Corporation which has not yet commenced operations. The Company has developed its own "Administrator One" software to monitor purchases and collections of accounts receivable.

Accounting Method
The Company maintains its books of account on the accrual basis of accounting. Under this method of accounting, revenue is recognized when they are earned, or billed, and expenses are recognized when goods or services are received, whether paid or not.

Cash and Cash Equivalents
For purposes of the statement of cash flows, cash and cash equivalents include cash on hand, funds on deposit with financial institutions, and investments with original maturity terms of three months or less. The Company maintains an account in trust with their attorney in Portland Oregon.

Property & Equipment:
--------------------
Property and equipment owned by the Company are fully depreciated. The Company does not anticipate that future cash flows will be generated from its property and equipment. Therefore, property and equipment is considered impaired, with a net value of zero, and is not reflected on the balance sheet. The original cost of computer equipment and software development is $155,010. The Company has not purchased any additional equipment for the years ended December 31, 1999 and 1998.

Income Taxes:
------------
Income tax expense is based on pre-tax financial accounting income and includes deferred taxes for the effects of timing differences between financial accounting and taxable earnings. Tax credits are accounted for as a reduction of tax expense in the years in which the credits reduce taxes payable. The Company's deferred tax assets are entirely from net operating loss carry forwards.



The Company's net operating loss (NOL) carry-forwards to future periods for book and tax purposes are approximately $2,172,000 in 1998, and $2,159,000 in 1999. Deferred tax assets for the NOL carry forwards of $881,832 and $885,190 respectively, have been reduced by a valuation allowance in full and have not been recorded, as their realization in future periods is questionable at this time. Net operating losses may be carried forward 15 years from the year of loss for loss years prior to August 6, 1997, and twenty years for loss years after August 6, 1997.

Earnings Per Share
Earnings per share are computed based on net income and the weighted average number of shares of stock outstanding during the years 1999 and 1998.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

NOTE 2 - RELATED PARTY TRANSACTIONS:

The Company President who is also a 73% shareholder, provides management services for a fee, and is also reimbursed for expenses incurred for Company related activities. The company has been unable to compensate and reimburse the President in a consistent manner, and has therefore recorded accrued liabilities of $28,692 and $82,701 in 1998 and 1999 respectively. Total charges to the Company for management and expenses are $11,297 and $54,009 in 1998 and 1999 respectively.

The note payable in 1999 is also payable to a shareholder and an investment consultant of the company. The terms of the note payable include annual interest payable at 8.5 %, and is unsecured. The note is due upon demand.

The Company has received a licensing commitment from The Vahl Software Group, an assumed business name of the Company President, for Administrator II, which is a new software package that is functionally similar to Administrator I. The license agreement for Administrator II will require the Company to pay the Vahl Software Group a royalty of $0.25 for each medical account receivable processed through Administrator II.


NOTE 3 - PREFERRED STOCK AND COMMON STOCK ISSUANCES:

The Company has authorized third series preferred stock, none of which is issued and outstanding at December 31, 1999 and 1998..

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

The company also converted $48,385 in accounts payable to 103,600 shares of common stock as part of its settlements with creditors.

Had these conversions of stock occurred at the beginning of the year, the per share earnings would have been decreased by $.0006 on income before extraordinary items, and $.0039 on net income.

NOTE 4 - LONG-TERM NOTES PAYABLE

At December 31, 1999 long-term notes payable consisted of a $20,000 demand note payable to a stockholder of the Company. Interest accrues at a rate of 8.5% and is due upon demand. The note is not secured by Company assets.

NOTE 5 - EXTRAORDINARY ITEMS AND COMMITMENTS AND CONTINGENCIES:

At December 31, 1998, the Company made a good faith effort with its creditors to settle debts incurred in prior years. Creditors representing the majority of the outstanding debt accepted the settlement, resulting in an extraordinary gain of $293,324. However, several creditors did not respond, and the original debts owed to these creditors remained in accounts payable at December 31, 1998. These vendors may seek payment from the Company in the future, although the Company views this as unlikely. Moreover, the Company will resist claims for past obligations by raising defenses of estoppel and time limitation, among others. Therefore, the remaining amount of $89,359 has been removed from the balance sheet as a liability, and recorded as an extraordinary gain on the income statement for the year ended December 31, 1999.


NOTE 6 - JUDICIAL DECLARATION

In 1994 and 1995, the Company issued 3,875,000 shares of stock to various corporations for certificates of deposit and consulting services to be performed. In 1995, the Company discovered that the certificates, valued at $3,500,000, were fraudulent. In addition, the consulting services had not been performed. Therefore, the original recording of shares for certificates of deposit was reversed in 1995, removing assets of $3,500,000 from the balance sheet, and voiding the entire 3,875,000 shares of stock. These shares were legally cancelled in the Circuit Court of the State of Oregon in July, 1998

ITEM 8.  CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS

         None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Michael P. Vahl, age 42, is the President, Secretary and sole director of CDG. Mr. Vahl's one-year term as a director has been renewed annually at each of the last three shareholder meetings. Mr. Vahl is compensated on an hourly basis as an independent contractor for his activities on behalf of CDG. CDG has no other employees. Mr. Vahl has been with the Registrant since its inception in 1993. From its inception until January 1996, he was the Executive Vice president and Chief Operating Officer. In January of 1996, he became the Registrant's President and Chief Executive Officer. Since 1988, Mr. Vahl has also owned and operated The Vahl Software Group, a sole proprietorship that provides software development and consulting services. Mr. Vahl is not an officer or director of any other entities, and has never been involved in any bankruptcies or criminal matters.

Based upon a review of forms submitted to the registrant, neither Mr. Vahl nor Mr. Root has timely filed all reports required to be filed pursuant to Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

Michael P. Vahl is the President of CDG, but he currently receives no salary or other benefits. He bills CDG on an hourly basis of $100 per hour for time he spends on behalf of CDG. In the last three years, CDG has paid the following amounts to Mr. Vahl: 1996 - $0, 1997 - $0, 1998 - $17,300, 1999 - $0. CDG
currently is indebted to him for approximately $82,000 in loans and unpaid services, and anticipates that this indebtedness will grow to approximately $100,000 by the end of the second quarter of 2000. In addition, in December 1996, CDG issued 151,542 shares of preferred stock to Mr. Vahl in exchange for unpaid salary and accrued benefits of $530,396 that dated from 1992. This preferred stock was converted to 497,946 shares of CDG common stock in December 1998.

If we are successful at implementing our operational plan in 2000, we expect to pay Mr. Vahl additional consulting fees, but we will not pay salary or benefits to a CEO until we generate cash flow from MAR administration. Once cash flow is generated, we anticipate hiring a CEO to oversee CDG's operations.

CDG has not established and does not anticipate establishing any benefit plans, option plans or other forms of alternative compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



                                          Amount and Nature of
                                          Beneficial Ownership
                 Name of Beneficial Owner
Title of Class                                                 Percent of Class
---------------- ------------------------ -------------------- ----------------
Common Stock     Michael P. Vahl          5,120,085            71.52
---------------- ------------------------ -------------------- ----------------
Common Stock     Gordon Root              1,101,700            15.39
---------------- ------------------------ -------------------- ----------------


No arrangement known to the registrant would reasonably be expected to result in a change in control of the registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1996, CDG issued 151,542 shares of preferred stock to our President, Michael P. Vahl, in return for unpaid salary and accrued benefits of $530,396 that dated from 1992. Mr. Vahl, as the sole director of CDG, independently approved this transaction by making the determination that the conversion would benefit CDG by reducing the debt on CDG's balance sheet.

Mr. Vahl has also advanced approximately $82,000 to CDG that also bears interest at 0% to pay current operating expenses, and he may, but is not required to, continue to do so until CDG becomes operational and profitable. These advances are reflected in the accrued salary and expense obligations described under "Executive Compensation" above. CDG may borrow additional funds from Mr. Vahl during the remainder of 2000, but Mr. Vahl is not obligated to make such loans. These loans, if made, will be payable on demand.

Mr. Vahl also is the sole owner of VSG, a software enterprise that has committed to license the Administrator II software to CDG. If the license is consummated, VSG will receive a transaction-based royalty of $0.25 for each MAR processed using Administrator II. The fee is based solely on the number of MAR collected through use of Administrator II, regardless of the size of the MAR (i.e. collection of a $100 MAR requires the same $0.25 fee as collection of a $1,000
MAR). Based on the fact that VSG has been offered a similar royalty by a competing MAR purchaser, CDG believes this fee is reasonable and reflects arms' length consideration and terms.

In December 1998, Mr. Gordon Root, a shareholder of the Company, loaned CDG $20,000 to facilitate the payment of creditors and provide short-term working capital. The loan is a demand loan that bears interest at 8.5% and which Mr. Root may call at any time. Mr. Root is not obligated to loan any additional funds to CDG.

Except for the relationships disclosed above and the anticipated software license for Administrator II, we do not anticipate entering into any contracts or arrangements with officers, directors or other affiliates of CDG.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

None.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                CAPITAL DEVELOPMENT GROUP, INC.
                                                By:/s/
                                                Michael P. Vahl, President
                                                Principal Executive Officer
                                 March 29, 2000


                                                By:/s/
                                                Michael P. Vahl, President
                                                Principal Financial Officer
                                 March 29, 2000