Form 10QSB
period 2000-03-31
CAPITAL DEVELOPMENT GROUP INC
filed 2000-05-15
CIK 922253

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Three Months Ended March 31, 2000



                              --------------------



                         CAPITAL DEVELOPMENT GROUP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



           OREGON                                           93-1113777
------------------------------------           ---------------------------------
  (State or other jurisdiction                   (IRS Employer Identification
      of incorporation or                        No.)
         organization)


   4921 Main St. Suite 100A                            Riverside, CA 92501
------------------------------------           ---------------------------------
(Address of principal administrative               (City, State, Zip Code)
              offices)

                                 (909) 276-0873
                       -----------------------------------
                         (Registrants telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                          Shares Outstanding, March 31, 2000

Common Stock, $.0001 par value                                    7,158,535

PART I   FINANCIAL INFORMATION

                                PORTER & COMPANY
                           Certified Public Accountant
                          3585 Maple Street, Suite 244
                            Ventura, California 93003
                       (805) 650-5090 o FAX (805) 650-0511

                          72-875 Fred Waring Drive, #A
                         Palm Desert, California 92260
                                 (800) 304-6700
             Member                                          Gary A. Porter, CPA
American Institute of CPA's
California Society of CPA's                            R. Michelle Pope, CPA CPA



Board of Directors and Members



                         Independent Accountant's Report

         I have reviewed the accompanying balance sheet of Capital Development Group, Inc. (CDG), a corporation, as of March 31, 2000 and the related income statement and statement cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the responsibility of the management of the Capital Development Group, Inc.(CDG).

         A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

         Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

/S/


May 11, 2000

Item 1.  FINANCIAL STATEMENTS

Capital Development Group, Inc.
Balance Sheet
As of March 31, 2000

                                                        March 1, 2000         March 1, 1999
                                                        -------------         -------------
ASSETS
     Current Assets
          Checking/Savings
               Trust Account                             $        0            $    6,027
                                                         -----------           -----------
          Total Checking/Savings                                  0                 6,027
                                                         -----------           -----------
     Total Current Assets                                         0                 6,027
     Fixed Assets
           Fixed Assets                                         295                     0
                                                         -----------           -----------
     Total Fixed Assets                                         295                     0

TOTAL ASSETS                                             $      295            $    6,027
                                                         ===========           ===========

LIABILITIES & EQUITY
     Liabilities
          Current Liabilities
               Accounts Payable
                    *Accounts Payable                    $   18,510            $    2,702
                                                         -----------           -----------
               Total Accounts Payable                        18,510                 2,702

               Other Current Liabilities
                    Loan from Gordon Root                    20,000                20,000
                    Accrued Interest                          2,125                     0
                    Accounts Payable                              0                89,359
                    Due to Mike Vahl                        101,082                39,897
               Total Other Current Liabilities              123,207               149,256
          Total Current Liabilities                         141,717               151,958
                                                         -----------           -----------
     Total Liabilities                                      141,717               151,958

     Equity
          Paid in Capital                                 2,040,942             2,040,942
          Common Stock                                          699                   699
          Treasury Stock - common for resale                     (0)                   (0)
          Retained Earnings                              (2,159,275)           (2,171,617)
          Net Income                                        (23,787)              (15,954)
                                                         -----------           -----------
     Total Equity                                          (141,422)             (145,930)
                                                         -----------           -----------
TOTAL LIABILITIES & EQUITY                               $      295            $    6,028
                                                         ===========           ===========


The accompanying notes are an integral part of these financial statements.

Capital Development Group, Inc.
Income Statement
January thru March 2000

                                                              Jan - Mar 2000    Jan - Mar 1999
                                                              --------------    --------------
Ordinary Income/Expense
     Expense
          Management Fees                                       $   17,200        $    9,450
          Interest Expense                                             438                 0
          Licenses and Fees                                          1,025                 0
          Office Supplies                                               30                 0
          Postage and Delivery                                           0                 0
          Professional Fees
               Accounting Fees                                       1,250                 0
               Legal Fees                                            2,943             4,749
          Rent                                                         450               450
          Telephone                                                    236               211
          Transfer Agent                                                 0                 0
          Travel & Entertainment                                       216             1,094
                                                                ----------        ----------
     Total Expense                                                  23,787            15,954

Net Ordinary Income                                                -23,787           -15,954

Net Income                                                      $  -23,787        $  -15,954
                                                                ==========        ==========

Earnings per share on Income(Loss) from Operations              $        0        $        0

Average number of shares outstanding                             7,158,535         7,158,535
                                                                ==========        ==========




The accompanying notes are an integral part of these financial statements.

Capital Development Group, Inc.
Statement of Cash Flows
January thru March 2000

                                                           March 31, 2000        March 31, 1999
                                                           --------------        --------------
Increase (decrease) in Cash
     Cash Flows from operating activities
          Net loss                                             $(23,787)             $(15,954)
          Change in current liabilities
               (Decrease) increase in:
                     Accounts Payable                            15,270                (9,888)
                     Accrued  Interest                              425
                     Due to DWT                                  (9,994)                  664
                     Due to Mike Vahl                            18,380                11,205
                                                               ---------             ---------
               Net cash used for operating activities               295               (13,972)

     Investing Activities
          Fixed Assets                                             (295)                    0
                                                               ---------             ---------
     Net cash provided by Investing Activities                     (295)                    0
                                                               ---------             ---------
Net decrease in cash                                                  0               (13,972)

Cash, beginning of quarter                                            0                20,000
                                                               ---------             ---------
Cash, end of quarter                                           $      0              $  6,028
                                                               =========             =========


The accompanying notes are an integral part of these financial statements.

Capital Development Group, Inc.
Notes to Financial Statements


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

The Company currently has net operating loss carry-forwards to future periods for book and tax purposes of approximately $2,183,063 in the first quarter of 2000. A deferred tax asset for the NOL carry forwards has not been recorded as its realization in future periods is questionable at this time. Net operating losses may be carried forward for 15 years for loss years prior to August 6, 1997 and twenty years for loss years after August 6, 1997.




Page 6
Capital Development Group, Inc.
Notes to Financial Statements


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


NOTE 2 - RELATED PARTY TRANSACTIONS:

The Company President who is also a 72% shareholder, provides management services for a fee, and is also reimbursed for expenses incurred for Company related activities. The company has been unable to compensate and reimburse the President in a consistent manner, and has therefore recorded accrued liabilities of $101,082 in 2000. Total charges to the Company for management and expenses are $19,451 in the first quarter of 2000. Long-term accounts payable in 1997 and the note payable in 1998 are also payable to various shareholders and an investment consultant of the company. $44,300 of the long-term accounts payable in 1997 were converted to 103,600 shares of common stock at the end of 1998. The remaining $12,000 was paid in cash in 1998.

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


NOTE 3 - PREFERRED STOCK AND COMMON STOCK ISSUANCES:

The Company has authorized third series preferred stock, none of which is issued and outstanding at March 31, 2000.

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


Page 7
Capital Development Group, Inc.
Notes to Financial Statements


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

Had these conversions occurred at the beginning of the year, the per share earnings would have been decreased by $.0006 on income before extraordinary items, and $.0039 on net income.


NOTE 4 - LONG-TERM NOTES PAYABLE

At March 31, 2000, long-term notes payable consisted of a $20,000 demand note payable to a stockholder of the Company. Interest accrues at a rate of 8.5% and is due upon demand. The note is not secured by Company assets.


NOTE 5 - EXTRAORDINARY ITEMS AND COMMITMENTS AND CONTINGENCIES:

At December 31, 1998, the Company made a good faith effort with its creditors to settle debts incurred in prior years. Creditors representing the majority of the outstanding debt accepted the settlement, but several creditors did not respond. In 1999, those liabilities to vendors that did not respond were written off and recorded as an extraordinary gain on restructuring of debt. These vendors may seek payment from the Company in the future, although the Company views this as unlikely. Moreover, the Company will resist claims for past obligations by raising defenses of estoppel and time limitation, among others.

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

         Additionally, we will be required to hire full time employees to implement our MAR collection and claims management. We anticipate hiring 5-15 employees in 2000.

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

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

         During the past five years, our directors and officers have been working to correct problems arising from a major fraud committed against CDG. The fraud involved $3,500,000 in counterfeit certificates of deposit that were issued to CDG in exchange for significant equity and $500,000 in cash. The fraud left CDG in a tenuous financial position that we have sought diligently to correct. The only revenue we generated during the past four years was a software license fee from Aries Financial Group in the amount of $100,000. We used these funds, in large part, to reach accords with most of our creditors, all of whom were due monies for products or services provided prior to March 1995. As a result of the debt compromise reached with creditors, our payables have been reduced to $0. While we now have an accumulated deficit of $2,159,275 and negative shareholder equity in the amount of $141,422, we believe we have substantially reduced the likelihood of material claims by our creditors and that our financial condition, due to the significant debt reduction, is more stable than in the months immediately following the fraud.

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

         We currently have no cash reserves and have accumulated significant liabilities. If we do not receive additional capital during the second or third quarter of 2000, we will be unable to implement our business plan and we will not generate revenues sufficient to satisfy our existing liabilities. The result is that our stock price could fluctuate significantly and could become valueless.

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


                                                CAPITAL DEVELOPMENT GROUP, INC.
                                                By:/s/
                                                Michael P. Vahl, President
                                                Principal Executive Officer
May 12, 2000