Form 10QSB
period 2000-06-30
CAPITAL DEVELOPMENT GROUP INC
filed 2000-08-15
CIK 922253

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

                    For the Three Months Ended June 30, 2000



                              --------------------



                         CAPITAL DEVELOPMENT GROUP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           OREGON                                                 93-1113777
----------------------------                                 -------------------
(State or other jurisdiction                                     (IRS Employer
     of incorporation or                                     Identification No.)
        organization)


   4333 Orange Street, Suite 3600                      Riverside, CA 92501-3839
-------------------------------------                ---------------------------
          (Address of principal administrative           (City, State, Zip Code)
                        offices)

                                 (909) 276-0873
                       -----------------------------------
                         (Registrants telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                          Shares Outstanding, June 30, 2000
          -----                          ---------------------------------
Common Stock, $.0001 par value                     8,409,335

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Capital Development Group, Inc.
Consolidated Balance Sheet
                                            June 30, 2000         June 30, 1999
                                            -------------         -------------
ASSETS
  Current Assets
    Checking/Savings
    Total Checking/Savings                     131,750                     0
  Total Current Assets                         131,750                     0
Accounts Receivable                             29,190                     0
Prepaid Expenses                                 6,000                     0
Fixed Assets                                    39,807                     0
Other Assets                                   304,523                     0
                                             ---------             ---------
TOTAL ASSETS                                   511,270                     0
                                             =========             =========

LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable
        Accounts Payable                        49,141                89,359
      Total Accounts Payable                    49,141                89,359

      Other Current Liabilities
        Due to Porter & Co.                          0                 1,638
        Accrued Expenses                        14,156                     0
        Loan from Gordon Root                        0                20,000
        Due to DWT                                   0                 3,907
        Due to Mike Vahl                        27,115                50,249
      Total Other Current Liabilities           41,271                75,794
    Total Current Liabilities                   90,412                75,794
    Convertible Notes Payable                  210,000                     0
                                             ---------             ---------
  Total Liabilities                            300,412               165,153

  Equity
    Paid in Capital                          2,493,301             2,040,942
    Offering Expenses                           (9,150)               (9,150)
    Common Stock                                 1,213                   699
    Treasury Stock - common for resale              (0)                   (0)
    Retained Earnings                       (2,149,261)           (2,162,468)
    Net Income                                (125,245)              (35,177)
                                             ---------             ---------
  Total Equity                                 210,858              (165,153)
                                             ---------             ---------

TOTAL LIABILITIES & EQUITY                     511,270                     0
                                             =========             =========

Capital Development Group, Inc.
Income Statement
January thru June 2000

                                               Jan - Jun  2000  Jan - Jun  1999
                                               ---------------  ---------------

Revenues                                             38,349                0

Ordinary Income/Expense
  Expense
    General and administrative                       69,904           20,878
    Product Support                                  79,391                0
    Professional Fees                                14,299           14,299
                                                  ---------        ---------
  Total Expense                                     163,594           35,177
                                                  ---------        ---------
Net Ordinary Income                                (125,245)         (35,177)
                                                  ---------        ---------
Net Income                                         (125,245)         (35,177)
                                                  =========        =========


Earnings per share on Income(Loss) from Operations  (0.0144)         (0.0049)
                                                  =========        =========

Average number of shares outstanding              8,726,909        7,158,535
                                                  =========        =========

Capital Development Group, Inc.
Statement of Cash Flows
January thru June 2000



                                              June 30, 2000       June 30, 1999
                                              -------------       -------------

Increase (decrease) in Cash
  Cash Flows from operating activities
    Net loss                                    (125,245)            (35,177)
    Depreciation and amortization                 10,230
    Change in current assets
      (Increase) decrease in:
        Accounts Receivable                      (29,190)                  0
        Prepaid Expenses                          (6,000)                  0
    Change in current liabilities
      (Decrease) increase in:
        Accounts Payable                         (51,329)            (10,217)
        Due to Porter & Co.                       (1,638)              1,638
        Accrued Expenses                          27,639                   0
        Due to DWT                                (3,907)              1,870
        Due to Mike Vahl                          (7,353)             21,886
                                               ----------          ----------
      Net cash used for operating activities    (186,793)            (20,000)

  Cash Flows from investing activities
    Purchase of Fixed Assets                     (39,807)                  0
    Investment in Other Assets                    (2,023)                  0
                                               ----------          ----------
      Net cash used for investing activities     (41,830)                  0

  Cash Flows from financing activities
    Issuance of notes                            210,000                   0
    Issuance of stock                            150,373                   0
                                               ----------          ----------
      Net cash provided by financing activities  360,373                   0


Net increase in cash                             131,750             (20,000)

Cash, beginning of period                              0              20,000

Net cash, end of period                          131,750                   0

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

Effective April 1, 2000, the Capital Development Group, Inc. acquired IntraMed Corporation, a developer of unique claims processing software. IntraMed was purchased for CDVG stock and the assumption of ongoing expenses including the funding of the customization and research into developing enhancements to the software. IntraMed will operate as a subsidiary of the company.

Effective April 1, 2000, the company acquired HealthSource Financial Advisors, LLC, a provider of medical consulting and financing programs. HealthSource Financial Advisors was purchased for stock and the assumption of ongoing expenses including funding for additional refinement of the entities existing and active programs. HealthSource Financial Advisors will operate as a subsidiary of the company.

All  three  entities  will  hereinafter  collectively  be  referred  to as  "The
Company."

Accounting Method
-----------------
The Company maintains its books of account on the accrual basis of accounting. Under this method of accounting, revenue is recognized when they are earned, or billed, and expenses are recognized when goods or services are received, whether paid or not.


Basis of Presentation
---------------------
Compilations are limited to presenting in the form of financial statements information that is the representation of management. The financial statements have not been audited or reviewed.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, cash and cash equivalents include cash on hand, funds on deposit with financial institutions, and investments with original maturities of three months or less. The Company maintains both regular checking accounts and a brokerage investment account.

Property & Equipment:
--------------------
Property and equipment owned by the Company are being depreciated over a period of 5 to 7 years.

Capitalized Software Costs are amortized over a period of 15 years.
-------------------------------------------------------------------

Income Taxes:
------------
Income tax expense is based on pre-tax financial accounting income and includes deferred taxes for the effects of timing differences between financial accounting and taxable earnings. Tax credits are accounted for as a reduction of tax expense in the years in which the credits reduce taxes payable.

The Company currently has net operating loss carry-forwards to future periods for book and tax purposes of approximately $2,274,506 in the second quarter of 2000. A deferred tax asset for the NOL carry forwards has not been recorded as its realization in future periods is questionable at this time. Net operating losses may be carried forward for 15 years for loss years prior to August 6, 1997 and twenty years for loss years after August 6, 1997.

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


NOTE 2 - RELATED PARTY TRANSACTIONS:

The  Company  President  who is  also  a 61%  shareholder,  provides  management services for a fee, and is also reimbursed for expenses incurred for Company related activities. The company has been unable to compensate and reimburse the President completely, and has therefore recorded accrued liabilities of $81,663.51 in 2000. Total charges to the Company for management and expenses are $45,283.20 in the second quarter of 2000.

The aforementioned management fees of $117,250 together with the note payable of $20,000 to shareholder including accrued interest thereon of $2,550 were converted to common shares of stock as of June 30, 2000.

The long-term accounts payable in 1997 and the note payable in 1998 are also payable to various shareholders and an investment consultant of the company. $44,300 of the long-term accounts payable in 1997 were converted to 103,600 shares of common stock at the end of 1998. The remaining $12,000 was paid in cash in 1998.

The Company has received a licensing commitment from The Vahl Software Group, an assumed business name of the Company President, for Administrator 2, which is a new software package that is functionally similar to Administrator I. The license agreement for Administrator II will require the Company to pay The Vahl Software Group a royalty of $0.25 for each medical account receivable processed through Administrator II.

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


NOTE 4 - LONG-TERM NOTES PAYABLE

The Company has issued $210,000 in subordinated convertible promissory notes due November 30, 20001. The notes bear interest from the date transacted of $10% per annum until paid or until maturity. The Holder may convert all of the outstanding principal of the note into the Company's Common Stock (a) at the election of each Holder (i) within 120 days prior to the reasonably anticipated effective date of any registered, underwritten public offering of the Company's equity securities with proceeds to the Company in excess of $7,000,000 at a valuation in excess of $15,000,000 (a "Qualifying Public Offering"); (ii) upon the occurrence of an Event of Default; (iii) contemporaneously with a private placement of the Company's equity securities resulting in an investment by one or a group of five or fewer investors of not less than $2,000,000 (a "Qualifying Private Placement"); (iv) immediately prior to the closing of any merger, reorganization or sale of all or substantially all of the Company's assets; (v) on or before the tenth (10th) day prior to a prepayment date specified in a notice of prepayment given pursuant to Section 3, above; or (vi) at the Maturity Date; or (b) at the election of the Company within 120 days prior to the reasonably anticipated effective date of any Qualifying Public Offering. The number of shares issuable upon conversion (the "Conversion Shares") shall be equal to the total amount of principal and unpaid interest on this Note as of the date of conversion, divided by the Conversion Price. The Conversion Price per share shall be equal to the lesser of (I) the lowest per-share price at which Common Stock has been sold to any person (other than pursuant to exercise of stock options or warrants) at any time after the issuance of this Note and before the date of conversion; or (II) $0.50.

NOTE 5 - EXTRAORDINARY ITEMS AND COMMITMENTS AND CONTINGENCIES:

At December 31, 1998, the Company sought to settle debts incurred in prior years. Creditors representing the majority of the outstanding debt accepted the settlement, but several creditors did not respond. In 1998, those liabilities to vendors that did not respond were written off and recorded as an extraordinary gain on restructuring of debt. These vendors may seek payment from the Company in the future. The Company plans to defend any subsequent claims for past obligations by raising defenses of estoppel and time limitation, among others.



Item 2.  Management Discussion and Analysis or Plan of Operation

(a)  Plan of Operation

     In May and June of 2000, the company raised $210,000 in the form of Convertible Notes (see Part II, Item 2). The company expects to raise additional funds in the same manner in the third quarter of 2000. The company anticipates it will begin to generate revenue starting late in the third quarter of 2000. The company moved to its new office facility in May 2000.

     During the third quarter of 2000, the company plans to finalize its license agreement with The Vahl Software Group (VSG) for its Administrator 2 tracking software. Due to the affiliated relationship between VSG and CDG, Mr. Gordon Root and CDG counsel will negotiate and approve the license on behalf of CDG. Although various terms of the license agreement are yet to be negotiated, CDG has received a verbal commitment from VSG for a non-exclusive, royalty based license that will require CDG to pay VSG a royalty of $0.25 (twenty-five cents) for each Medical Accounts Receivable
     (MAR) processed through Administrator 2.


     In connection with the documentation of the license for Administrator II, the purchase of hardware components and the engagement of full time employees, CDG will be seeking approximately $2 million to $5 million in additional equity investment in order to finance our initial purchase of MAR. CDG has had preliminary discussions with counsel and with prospective investment bankers regarding the appropriate method and process for raising equity capital. In connection with the purchase of the MAR (and by using the MAR as collateral), CDG also plans to seek an operating line of credit to allow the company to expand its MAR acquisitions. The investment bankers with whom CDG has spoken have suggested that CDG may obtain a secured operating line of credit in an amount equal to six to ten times the amount of the proposed equity financing. The funds from the operating line, together with the equity funding and operating revenues, should be sufficient to satisfy its capital requirements for the foreseeable future.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

     During the past five years, our director and officer has been working to correct problems arising from a major fraud committed against CDG. The fraud involved $3,500,000 in counterfeit certificates of deposit that were issued to CDG in exchange for significant equity and $500,000 in cash. The fraud left CDG in a tenuous financial position that CDG has sought diligently to correct. The only revenue CDG has generated during the past four years was a software license fee from Aries Financial Group in the amount of $100,000.CDG used these funds, in large part, to reach accords with most of its creditors, all of whom were due monies for products or services provided prior to March, 1995. As a result of these compromises reached with creditors, CDG's payables with respect to those prior obligations have been eliminated for accounting purposes. While we now have an accumulated deficit of $2,149,261, the company believes it has substantially reduced the likelihood of material claims by its creditors and that its financial condition, due to the significant debt reduction, is more stable than in the months immediately following the fraud.

     CDG used approximately $10,000 of the funds from the license to Aries Financial Group to fund litigation against the perpetrators of the fraud, none of whom are currently affiliated with CDG. CDG was successful in obtaining a judgment in the litigation that resulted in a judicial declaration that the 3,875,000 shares issued to the perpetrators of the fraud are void for lack of consideration. As a result, the number of shares of outstanding CDG common stock was reduced by more than 38%, effective retroactively to May 1995. CDG also was awarded monetary damages against the perpetrators equal to the cash consideration paid to the perpetrators, but the prospect of recovery is remote. Significantly, all of the individuals who approved the fraudulent transaction, including our former president, are no longer affiliated with CDG.

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

     However, a number of uncertainties may have an effect on CDG's business, financial conditions and operations, and those effects may be material and adverse. These uncertainties include the following.

     CDG may be subject to claims by creditors for claims arising before 1995.

     CDG has searched for and reached accord with what we believe to be most of its creditors. However, CDG believes other creditors exist and that some of them may have claims that have not lapsed or been extinguished by statutes of limitation or similar legal principles. Some of these creditors may later bring claims against CDG for amounts owed or claimed to be owed from prior obligations. If one or more of these claims is significant in comparison to CDG's operations, CDG may be forced into a bankruptcy or similar proceeding. Such an event would affect CDG's operations, business and financial condition materially and adversely.

     CDG is entering into a market that currently is experiencing significant competition.

     The market for medical billing services and related entities currently is served by a substantial number of businesses, including both medical practice management companies and billing and collection services. Many entities with which CDG will compete are substantially better funded and have gathered significant market share. Moreover, some of these enterprises have significant cash reserves and can better fund shortfalls in collections that might have a more pronounced impact on companies such as CDG. Some of these companies also have greater experience and/or more efficient collection methods than CDG might develop. If CDG fails to compete effectively with businesses that provide similar services, our business operations and financial condition will be affected materially and adversely.


     Technology Risks

     CDG and its subsidiary IntraMed are developing new technology. We may not be able to complete the project in a timely fashion. We also may not be able to complete it without cost overruns. If developed, the product might not meet our needs. Any one or more of these factors may have a material adverse effect on our revenues and/or expenses.




     New Additions to Capital Development Group, Inc.:

     IntraMed Corporation (IntraMed)

     On April 29, 2000 CDG purchased IntraMed Corporation for stock (see Part II, Item 5). IntraMed was established to develop a scheduling program for doctors. Since that time IntraMed has developed a program that can provide scheduling and billing and also serves as a fax system for healthcare related entities. The entire program can be run locally or remotely over the Internet. It monitors the administrative status of a patient, including initial scheduling, appointment day, doctor's reports, paying vendors, billing the payers, and billing the patient. The Patient Tracking Wizard
     (PTW) handles assigning incoming faxes to the various cases and automatically notifies insurance companies, providers, and referring physicians when cases are scheduled and when reports come in. Management reports are easily generated and are available to payers and A/R finance companies through an Electronic Digital Interface. Key components in the system include:

          Scheduling
          Tracking patient progress through the system
          Maintaining comments about a patient's progress
          Maintaining documents relevant to a case
          Billing (printing and EDI)
          Administrative Reporting/Summaries Financial
          Reporting/Summaries

     The software that was developed by IntraMed Corporation is the common thread that holds all of the current and future subsidiaries of CDG together. All of the companies and their clients will use the software. The fact that it is Internet based makes it attractive to clients. Instead of purchasing a software license and hardware to run it and pay for installation, the client needs a $19.95 connection to the Internet (higher speeds are recommended). They are then charged on a `per claim' basis. This is a dramatic cost savings for healthcare providers.

     IntraMed was acquired using the `Purchase Method' of accounting. The majority of the price was allocated to the value of the software, which will be amortized over 15 years. IntraMed hired 2 employees in the second quarter. IntraMed will also hire 2 more employees in the third quarter.

     Healthsource Financial Advisors (HFA)

     On May 31, 2000 CDG purchased Healthsource Financial Advisors for stock (see Part II, Item 2). HFA is a consulting company providing information tools for healthcare providers, financing institutions, factors, and medical receivable funds. Its main focus is to provide information tools that increase revenue and profitability among its clients. HFA also provides consulting services relating to due diligence, financial analysis and overall performance of healthcare providers, factors and financial institutions. HFA uses a network of healthcare consultants to add value to each client. Management believes HFA will benefit CDG by managing the data produced by the system and seeing that meaningful reports are generated and delivered to the various clients. HFA can also interpret reports generated by the IntraMed System and provide written analysis to the clients based upon client specific parameters. This is integral to attracting lending institutions to the program.

     HFA was acquired using the `Purchase Method' of accounting. The majority of the price was allocated to goodwill, which will be amortized over 15 years. HFA hired 2 employees in the second quarter. HFA does not anticipate hiring more employees in the third quarter.

PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

No legal proceedings have occurred or are occurring in this quarter.



ITEM 2.  CHANGES OF SECURITIES

In May and June 2000, the company sold $210,000 in Convertible Notes. The conversion features are as follows:

Holder may convert all, but not less than all, of the then outstanding principal amount of this Note into the Company's Common Stock (a) at the election of each Holder (i) within 120 days prior to the reasonably anticipated effective date of any registered, underwritten public offering of the Company's equity securities with proceeds to the Company in excess of $7,000,000 at a valuation in excess of $15,000,000 (a "Qualifying Public Offering"); (ii) upon the occurrence of an Event of Default; (iii) contemporaneously with a private placement of the Company's equity securities resulting in an investment by one or a group of five or fewer investors of not less than $2,000,000 (a "Qualifying Private Placement"); (iv) immediately prior to the closing of any merger, reorganization or sale of all or substantially all of the Company's assets; (v) on or before the tenth (10th) day prior to a prepayment date specified in a notice of prepayment given pursuant to Part 3, above; or (vi) at the Maturity Date; or (b) at the election of the Company within 120 days prior to the reasonably anticipated effective date of any Qualifying Public Offering. The number of shares issuable upon conversion (the "Conversion Shares") shall be equal to the total amount of principal and unpaid interest on this Note as of the date of conversion, divided by the Conversion Price. The Conversion Price per share shall be equal to the lesser of (I) the lowest per-share price at which Common Stock has been sold to any person (other than pursuant to exercise of stock options or warrants) at any time after the issuance of this Note and before the date of conversion; or (II) $0.50.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No defaults have occurred this quarter.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during this quarter.

ITEM 5.  OTHER INFORMATION

On April 29, 2000, CDG purchased IntraMed Corporation for 1,400,000 shares of common stock. See Part I, Item 2 for more information about IntraMed Corporation.

On May 31, 2000, CDG purchased Healthsource Financial Advisors for 350,800 shares of common stock and 157,867 shares of Series A preferred stock. See Part I, Item 2 for more information about Healthsource Financial Advisors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


2.1      IntraMed Stock Purchase Agreement - 04/29/2000


                            STOCK PURCHASE AGREEMENT

         THIS STOCK PURCHASE AGREEMENT (the "Agreement") is made as of April 29, 2000 between Max Stanford Tomlinson, Jr. ("Tomlinson") and Lionel Simons ("Simons") (Tomlinson and Simons collectively, the "Sellers"), and Capital Development Group, Inc., an Oregon corporation, a ("Purchaser").

                                   BACKGROUND

         A. Sellers are the owners of 47,143 issued and outstanding shares (the "Shares") of the common stock of IntraMed Corporation, a California corporation (the "Company"), which constitutes all of the issued and outstanding capital stock of the Company.

         B. Purchaser desires to purchase all of the Shares from Seller, on the terms and subject to the conditions set forth in this Agreement. Seller desires to sell the Shares to Purchaser, on such terms and conditions.

                                    AGREEMENT

         NOW, THEREFORE, for good and valuable consideration, the adequacy of which is hereby acknowledged, the parties agree as follows:

         Definitions and Other Matters.

              Definitions. In addition to the terms defined elsewhere in this Agreement, including the recitals, the following terms, when used herein, shall have the following meanings:

                   "Actual Revenues" means the total of any fees payable to the Company resulting from licenses, enhancements or any beneficial use of the Patient Tracking Wizard (as defined below) plus five percent (5%) of all procedures and other inventory scheduled in the ordinary course of business, billed or otherwise entered in the Patient Tracking Wizard.

                   "Governmental Authority" means any nation or government, foreign or domestic, any state or other political subdivision thereof, and any agency or other entity exercising executive, legislative, judicial, regulatory or administrative functions of government, including, without limitation, all taxing authorities.

                   "Law" or "Laws" means any statute, rule, common law, ordinance, regulation, order, writ, judgment, injunction, decree, determination, or award enacted or promulgated by a Governmental Authority.

                   "Lien" means any interest, consensual or otherwise, in property securing a monetary obligation owed to, or a claim by, a Person other than the owner of the property, whether such interest is based on the common law, statute or contract, and including, but not limited to, any security interest, lien or other beneficial interest arising from a mortgage, recordation of abstract of judgment, deed of trust, deed to secure debt, encumbrance, pledge, conditional sale, option, trust (constructive or otherwise) or trust receipt or a lease, consignment or bailment for security purposes.

                   "Loss" means any demand, obligation, liability, claim, loss, cost, expense, tax, lawsuit, arbitration or other legal action, judgment or damage, liquidated or unliquidated, accrued or contingent, incurred or suffered, including, without limitation, any interest, penalties, and reasonable legal fees and expenses in connection with the incurrence of any Loss or in defending against any Loss.

                   "Material Contract" means any written or oral commitment, contract, note, loan, evidence of indebtedness, purchase order or letter of credit involving any obligation or liability on the part of the Company and not cancelable (without liability) within thirty (30) days.

                   "Module Completion" means the occurrence of continuous implementation of the Patient Tracking Wizard in any licensed physician's office for forty-five (45) days after the Closing Date, provided that such physician is actively using the Patient Tracking Wizard to perform billing, collection and inventory management functions.

                   "Patient Tracking Wizard" means the software and systems described in the attached Exhibit A.

                   "Person" means an individual, corporation, partnership, unincorporated association, trust, joint venture or other organization or entity, including a Governmental Authority.

                   "Securities Act" means the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

              Meaning of "Knowledge."

                   Seller Knowledge. For all purposes of this Agreement, any reference to the existence or absence of facts which is indicated to be based on Seller's knowledge, is intended to signify that no information has come to the attention of Max Stanford Tomlinson, Jr. or Lionel Simons that would give any such Person actual knowledge of the existence or absence of such facts.

                   Purchaser Knowledge. For all purposes of this Agreement, any reference to the existence or absence of facts which is indicated to be based on Purchaser's knowledge, is intended to signify that no information has come to the attention of Michael P. Vahl that would give any such Person actual knowledge of the existence or absence of such facts.

                   Persons Identified. Each of Seller and Purchaser represents to the other that the Persons identified in Sections 0 and 0, respectively, are those persons Seller and Purchaser believe, respectively, are most likely to have knowledge of the matters referred to in the representations and warranties made by such party in this Agreement.

         Terms of Purchase.

              Purchase and Sale of Shares. On the terms and subject to the conditions set forth in this Agreement, Seller hereby agrees to sell, assign, transfer, convey and deliver to Purchaser, and Purchaser hereby agrees to purchase and take delivery of the Shares.

                  Purchase Price. In consideration for the sale to Purchaser by Seller of all of the Shares, Purchaser will issue to Seller up to One Million Four Hundred Twenty-Eight Thousand Five Hundred Seventy-Two (1,428,572) shares of the common stock of Purchaser (the "CDG Shares") (the "Purchase Price").

              Payment of Purchase Price. The Purchase Price shall be paid to Seller as follows:

                   CDG Shares at Closing. Purchaser shall issue Nine Hundred Thousand (900,000) CDG Shares to Seller on the Closing Date (as defined below).

                   CDG Shares upon Completion of the Physician Module. Purchaser shall issue Five Hundred Thousand (500,000) CDG Shares to Seller within a reasonable time after Module Completion, provided that Module Completion must occur within three (3) years immediately following the Closing Date.

                   Bonus Shares. Within ninety (90) days immediately following the first anniversary of the Closing Date, up to Twenty-Eight Thousand Five Hundred Seventy-Two (28,572) additional CDG Shares (the "Bonus Shares") shall be paid to Seller according to the formula contained in this Section 2.3.3, provided that for the Bonus Shares to be issued, Module Completion must have occurred within the time period contained in this Section 2.3.3.

                   Calculation of the Bonus Shares Issuance. The number of Bonus Shares to be paid to Seller shall be determined by comparing the Actual Revenues for the Company for the first year immediately following the Closing Date (the "First Year") against the projected Company revenues for the first year immediately following the Closing Date of Two Hundred Fifty Thousand United States Dollars ($250,000) (the "Projected Revenues"). Purchaser agrees to issue to Seller the number of CDG Shares corresponding to the Actual Revenues achieved in the First Year by the Company as follows:

                        If the Company's Actual Revenues for the First Year exceed the Projected Revenues by greater than ten percent (10%), but twenty percent (20%) or less, then Purchaser shall issue to Seller Fourteen Thousand One Hundred Forty-One (14,141) CDG Shares.

                        If the Company's Actual Revenues for the First Year exceed the Projected Revenues by greater than twenty percent (20%), then Purchaser shall issue to Seller Twenty-Eight Thousand Five Hundred Seventy-Two (28,572) CDG Shares.

                   Penalty Shares. If after ninety (90) days following the Closing Date, the Company has not raised two hundred and fifty thousand dollars ($250,000), the company will issue one hundred forty thousand (140,000) additional shares to Seller. The shares will be issued within 10 business days.



              Further Assurances. From time to time on or after the Closing Date, Seller and Purchaser will (and after the Closing Purchaser will cause the Company to) execute and deliver to each other all such further assignments, endorsements and other documents as are reasonably requested in order to complete the sale of the Shares to Purchaser, to enable Purchaser to exercise full rights as the sole owner of the Shares and to otherwise carry out the transactions contemplated by this Agreement.

              Ability to Unwind Transaction. For the three (3) months immediately following the Closing Date, Seller may unwind this transaction upon thirty (30) days' written notice if (i) Purchaser becomes unable to pay its debts as they become due, files an application for bankruptcy, makes an assignment for the benefit of creditors, becomes subject to any proceeding under bankruptcy or insolvency laws, or winding up or liquidation, voluntarily or otherwise, provided that involuntary actions results in an entry of an order for relief against it which is not fully stayed within seven (7) business days after the entry thereof or shall remain undismissed for a period of thirty (30) days. If Seller elects to enforce their rights under this Section 2.5, then Seller shall immediately pay all outstanding interest and principal on any promissory note existing at the time of exercise between Purchaser and Seller, or (ii) purchaser has been unable to secure sufficient funds to meet its working capital requirements during this period.

         Representations and Warranties of Seller. Seller hereby represents and warrants to Purchaser that the following statements are true and correct as of the date of this Agreement (unless some other date is specified as of which the statement is made, in which case the statement is true and correct as of such date) and will be true and correct on the Closing Date as though made on such date:

              Authorization by Seller; Enforceability. On the Closing Date, Seller will have taken or caused to be taken all action necessary for the authorization, execution, delivery and performance of this Agreement by Seller and the consummation of the transactions contemplated hereby. This Agreement has been duly executed and delivered by Seller. Assuming the due authorization, execution and delivery by Purchaser, this Agreement constitutes a valid and binding obligation of Seller enforceable against Seller in accordance with its terms, except to the extent that enforceability may be limited by bankruptcy, reorganization, insolvency or other laws affecting the enforcement of creditors' rights generally or the availability of equitable remedies subject to the discretion of the court.

              Capitalization of the Company. The authorized capital stock of the Company consists of two hundred thousand (200,000) shares of common stock, of which forty seven thousand one hundred forty three (47,143) shares are issued and outstanding. The Company has not authorized any other class or designation of securities than the Shares. The Shares have been duly authorized, offered, issued and sold in compliance with applicable law, and are fully paid and nonassessable.

              Title to Shares. Seller has good and marketable title to and owns the Shares, beneficially and of record. The Shares are free and clear of all Liens, charges, demands or adverse claims or other restrictions on the exercise of any of the attributes of ownership. Seller has full voting power over the Shares, subject to no proxy, shareholders' agreement, voting trust or other agreement relating to the voting of any of the Shares, other than Tomlinson who has a tax lien. Tomlinson agrees to hold the Company harmless from this lien. As of the Closing Date, (i) no Person will have any preemptive right to purchase any Shares or any other securities of the Company, and (ii) there will be no outstanding securities or other instruments of the Company which are convertible into or exchangeable for any shares of its capital stock. Other than this Agreement, there are no contracts, arrangements, commitments or restrictions relating to the issuance, sale, transfer or purchase or obtaining of capital stock or other securities or instruments of the Company. Seller owns one hundred percent (100%) of the outstanding capital stock of the Company.

         Absence of Certain Conflicts. Except as disclosed on Schedule 3.4, neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby and thereby will do any of the following:

                   conflict with or result in a breach of any provision of the Articles of Incorporation or Bylaws of the Company;

                   require the payment or the incurring of any obligation on the part of the Company, or result in a loss of rights or default (or give rise to any right of termination, cancellation or acceleration), with or without notice or lapse of time, under any of the provisions of any Material Contract, except for such defaults (or rights of termination, cancellation or acceleration) as to which requisite waivers or consents have been obtained, which necessary waivers or consents are listed on Schedule 3.4;

                   require Seller or the Company to obtain any consent, approval, authorization or permit of, or make any filing with or provide any notification to, any Governmental Authority, except as listed on Schedule 3.4; or

                   violate any judgment, decree, order, injunction, or any statute, law, regulation or rule of any Governmental Authority applicable to the Seller or the Company or their respective operations or property.

              Litigation. There is no action or suit pending or, to Seller's knowledge, threatened which alone or in the aggregate with other actions and suits could reasonably be expected to restrict Seller's ability to carry out the transactions contemplated by this Agreement. There is no action, claim, investigation, arbitration, grievance, litigation, suit or proceeding of any kind, to Seller's knowledge, threatened or pending against the Company or arising out of or relating to its business, except those described on Schedule
3.5 hereto.

              Financial Statements. Seller has furnished to Purchaser copies of
(i) unaudited balance sheets of the Company and unaudited statements of income, changes in shareholders' equity and statements of cash flow for each of the two fiscal years ending December 31, 1999, (the "Financial Statements"); and (ii) an unaudited balance sheet of the Company as of March 31, 2000, and unaudited statements of income, changes in shareholders' equity and statements of cash flow ending March 31, 2000 (the "Interim Financial Statements") (the financial statements in clauses (i) and (ii) being collectively referred to herein as the "Financial Statements").

                   The Financial Statements (i) have been prepared in conformity with GAAP applied on a consistent basis from year to year (except as noted otherwise therein); and (ii) assuming the Company will continue as a going concern, are true and correct and present fairly in all material respects the financial condition of the Company and the results of operations and changes in cash flow of the Company for the periods to which each relates.

                   To the knowledge of Seller, the Interim Financial Statements
(i) have been prepared in conformity with GAAP applied on a consistent basis from year to year (except as noted otherwise therein), subject to normal recurring year-end adjustments (the effect of which will not, individually or in the aggregate, be material) and the absence of notes (which, if presented, would not differ materially from those included in the Financial Statements); and (ii) assuming the Company will continue as a going concern, are true and correct and present fairly in all material respects the financial condition of the Company and the results of operations and changes in cash flow of the Company for the periods to which each relates.

              Corporate Organization and Standing. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of California.

              Corporate Title to Assets. The Company holds good and marketable title to and owns its assets (the "Assets"). The Assets are free and clear of all Liens, charges, demands or adverse claims or other restrictions on the exercise of any of the attributes of ownership.

              Broker's Fees. Seller represents and warrants that no agent, broker, investment banker, person or firm acting on behalf of or under the authority of it is or will be entitled to any broker's or finder's fee or any other commission directly or indirectly in connection with the transactions contemplated herein.

              Accuracy and Completeness of Representations and Warranties. No representation or warranty made by Seller in this Agreement and no statement contained in any document or instrument delivered or to be delivered to Purchaser pursuant hereto contains or will contain any untrue statement of a material fact, or omits or will omit to state a material fact necessary to make the statements contained herein or therein not misleading.

         Representations and Warranties of Purchaser. Purchaser represents and warrants to Seller that the following statements are true and correct as of the date hereof and will be true and correct on the Closing Date as though made on such date:

              Corporate Organization and Standing. Purchaser is a corporation duly organized and validly existing under the laws of the State of Oregon.

              Corporate Power and Authority. Purchaser has all requisite corporate power and authority to enter into, execute, deliver and perform this Agreement and to carry out the transactions contemplated hereby.

              Authorization; Enforceability. On the Closing Date, Purchaser will have taken or caused to be taken all corporate action necessary for the authorization, execution, delivery and performance of this Agreement by Purchaser and the consummation of the transactions contemplated hereby. This Agreement has been duly executed and delivered by Purchaser. Assuming the due authorization, execution and delivery by Seller, this Agreement constitutes a valid and binding obligation of Purchaser, enforceable against Purchaser in accordance with its terms, except to the extent that enforceability may be limited by bankruptcy, reorganization, insolvency or other laws affecting the enforcement of creditors' rights generally or the availability of equitable remedies subject to the discretion of the court.

              Absence of Certain Conflicts. Neither the execution and delivery by Purchaser of this Agreement nor the consummation of the transactions contemplated hereby will (i) conflict with or result in a breach of any provision of the Articles of Incorporation or Bylaws of Purchaser, (ii) require Purchaser to obtain any consent, approval, authorization or permit of, or make any filing with or provide any notification to, any Governmental Authority,
(iii) conflict with or result in a breach of any material contract, agreement, indenture or instrument to which Purchaser is a party or by which its property is bound, or (iv) to the knowledge of Purchaser, violate any judgment, decree, order, injunction, or, any statute, law, regulation or rule of any Governmental Authority applicable to Purchaser or its operations or property.

              Litigation. There is no action or suit pending or, to Purchaser's knowledge, threatened which alone or in the aggregate with other actions and suits could reasonably be expected to restrict Purchaser's ability to carry out the transactions contemplated by this Agreement.

              Broker's Fees. Purchaser represents and warrants that no agent, broker, investment banker, person or firm acting on behalf of or under the authority of it is or will be entitled to any broker's or finder's fee or any other commission directly or indirectly in connection with the transactions contemplated herein.

    Closing.

         Closing. The closing of the transactions contemplated by this Agreement (the "Closing") will take place on the date dated above (the "Closing Date"), contemporaneously with the execution of this Agreement.

         Closing Deliveries by Seller. At the Closing, Seller shall deliver or cause to be delivered to
Purchaser:

              Certificates. Certificates representing the Shares, properly endorsed for transfer;

              Documents of Transfer. Such other instruments and documents as Purchaser may reasonably require to vest in Purchaser all right, title and interest of Seller in and to the Shares; and

              Other Closing Documents. All other documents required by the provisions of this Agreement to be delivered at Closing by Seller.

              Closing Deliveries by Purchaser. At the Closing, Purchaser shall deliver or cause to be delivered to Seller:

              CDG Shares. The initial payment of the Purchase Price equaling Nine Hundred Thousand (900,000) CDG Shares, certificated and properly issued; and

              Other Closing Documents. All other documents required by the provisions of this
Agreement to be delivered at Closing by Seller.

         Survival Of Representations And Warranties; Indemnification.

              Survival of Representations and Warranties. All representations and warranties contained in this Agreement or made pursuant hereto, whether express or implied, shall survive the Closing and shall terminate three (3) years from the Closing Date and thereafter shall be of no force or effect, except for any claim with respect to which notice has been given to the party to be charged prior to such expiration date.

              Indemnification by Seller. Subject to the Closing having occurred and the provisions of Section 6.1 , Seller shall protect, defend, indemnify, and hold Purchaser, and its successors and assigns, officers, directors, agents, shareholders and employees (each, a "Purchaser Indemnitee") harmless from and against any Loss suffered by a Purchaser Indemnitee that results from or, to the extent that the Loss relates to, any breach of any of the representations or warranties of, or of any covenants or agreements made by, Seller contained in this Agreement, or any activities of the Company prior to the Closing Date.

              Indemnification by Purchaser. Subject to the Closing having occurred and the provisions of Section 6.1 , Purchaser shall protect, defend, indemnify, and hold Seller, and its Affiliates, successors and assigns, officers, directors, agents, shareholders and employees (each, a "Seller Indemnitee") harmless from and against any Loss suffered by a Seller Indemnitee that results from any breach of any of the representations or warranties of, or of any covenants or agreements made by, Purchaser contained in this Agreement. In addition, Purchaser agrees to specifically indemnify Seller indemnity against any claims that may be filed alleging failure of Purchaser or Seller to perform under contracts with Sellers clients in existence at time of purchase.

         Miscellaneous.

              Amendments and Waivers. The provisions of this Agreement may be amended only by the written agreement of all of the parties hereto. Any waiver, permit, consent or approval of any kind or character on the part of any party of any provisions or conditions of this Agreement must be made in writing and shall be effective only to the extent specifically set forth in such writing.

              Successors and Assigns. Neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by any of the parties hereto without the prior written consent of the other parties hereto and any purported assignment or delegation of this Agreement without such consent shall be null and void. This Agreement is binding upon and inures to the benefit of the parties hereto and their respective successors, heirs, executors and permitted assigns.

              Severability. Whenever possible, each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law. If any provision of this Agreement is held to be prohibited by or invalid under applicable law, such provision will be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of this Agreement.

              Descriptive Headings. The descriptive headings of this Agreement are inserted for convenience of reference only and do not constitute a part of this Agreement.

              Notices. Any notices, requests, demands or other communications required or permitted to be sent hereunder or under any Related Document shall be delivered personally, sent by overnight or international courier or mailed by registered or certified mail, return receipt requested, to the following addresses, and shall be deemed to have been received on the day of personal delivery, one (1) Business Day after deposit with an overnight domestic courier or three (3) Business Days after deposit in the mail:

              If to Purchaser, to:
                                     Capital Development Group, Inc.

                                     --------------------------------
                                     --------------------------------
                                     Attn: Michael P. Vahl, President
                                     Telephone:
                                               ----------------------
                                     Facsimile:
                                               ----------------------
              with a copy to:
                                     Davis Wright Tremaine LLP
                                     1300 SW Fifth Avenue, Suite 2300
                                     Portland, Oregon 97201
                                     Attn: Timothy Dozois, Esq.
                                     Telephone: 503.241.2300
                                     Facsimile: 503.778.5299

              If to Seller, to:

              --------------------------------  --------------------------------
              --------------------------------  --------------------------------
              --------------------------------  --------------------------------
              Telephone:                        Telephone:
                        ----------------------            ----------------------
              Facsimile:                        Facsimile:
                        ----------------------            ----------------------

              with a copy to:

                                     --------------------------------
                                     --------------------------------
                                     --------------------------------
                                     Attn:
                                          ---------------------------
                                     Telephone:
                                               ----------------------
                                     Facsimile:
                                               ----------------------

              Governing Law. The validity, meaning and effect of this Agreement shall be determined in accordance with the laws of the State of Oregon applicable to contracts made and to be performed in that state. Any legal action or other legal proceeding commenced among the parties hereto with respect to this Agreement shall be commenced and maintained exclusively in a state or federal court located in the County of Multnomah, State of Oregon. Each party hereto expressly and irrevocably consents and submits to the exclusive jurisdiction of the applicable state and federal courts located in the County of Multnomah, State of Oregon and each appellate court located in the State of Oregon, in connection with any such proceeding. Each party agrees that such courts shall be deemed to be a convenient forum in any such legal proceeding, and agrees not to assert (by way of motion, as a defense or otherwise) any claim that such party is not subject personally to the jurisdiction of any such courts, that such legal proceeding has been brought in an inconvenient forum, that the venue of such legal proceeding is improper or that this Agreement or the subject matter hereof may not be enforced in or by any such courts. Personal service may be effected by written notice served upon either party as provided by this Agreement, or as otherwise permitted or provided by law in the State of Oregon.

              Execution in Counterparts. This Agreement may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed an original, and such counterparts together shall constitute one instrument.

              Parties in Interest. Nothing in this Agreement, whether express or implied, is intended to confer any rights or remedies under or by any reason of this Agreement on any Persons other than the parties to it and their respective permitted successors and assigns. Nothing in this Agreement is intended to relieve or discharge the obligation or liability of any third Persons to any party to this Agreement, nor shall any provision give any third Persons any right of subrogation or action over against any party to this Agreement.

              Expenses; Attorneys' Fees. Whether or not the transactions contemplated by this Agreement are consummated, and except as otherwise expressly provided in this Agreement, each of the parties hereto will pay its own expenses incurred by it or on its behalf in connection with this Agreement or any transactions contemplated by this Agreement. Notwithstanding the foregoing, in any legal action or other proceeding (including any arbitration proceeding) brought to enforce or interpret the terms of this Agreement or any Related Document, the prevailing party or parties shall be entitled to reasonable attorney's fees and other costs and expenses incurred in that proceeding and in any subsequent appeals, in addition to any other relief to which it is entitled.

              Entire Agreement. This Agreement, including the Disclosure Schedules, the Related Documents, and the other exhibits, certificates and documents expressly referred to herein or therein which form a part hereof or thereof, including without limitation the Confidentiality Agreement, constitute the entire agreement of the parties concerning the matters referred to herein and therein and supersede all prior agreements and understandings, oral or written.

The parties hereto have executed this Agreement as of the date first set forth above.

SELLER:


------------------------------------        ------------------------------------
Max Stanford Tomlinson, Jr., Individually   Lionel Simons, Individually


PURCHASER:

CAPITAL DEVELOPMENT GROUP, INC.
an Oregon corporation


------------------------------------
Michael P. Vahl, President









2.2 Healthsource Financial Advisor Membership Interest Purchase Agreement - 05/31/2000

                          PLAN OF REORGANIZATION AND
                     MEMBERSHIP INTEREST PURCHASE AGREEMENT

     THIS PLAN OF REORGANIZATION AND MEMBERSHIP INTEREST PURCHASE AGREEMENT (the "Agreement") is made as of May ___, 2000 between Bruce F. Gulledge, Peter D. Smith and Rick O. Rentschler (collectively, "Sellers"), and Capital Development Group, Inc., an Oregon corporation ("Purchaser").

                                   BACKGROUND

     A. Sellers are the owners of one hundred percent (100%), allocated 71.37% to Bruce F. Gulledge, 17.90% to Peter D. Smith and 10.73% to Rick O. Rentschler, of the outstanding membership interests (the "Interests") of HealthSource Financial Advisors, LLC, an Arizona limited liability company (the "Company"), which constitutes all of the outstanding ownership interests in the Company.

     B. Purchaser desires to purchase all of the Interests from Sellers, on the terms and subject to the conditions set forth in this Agreement. Sellers desire to sell the Interests to Purchaser, on such terms and conditions.

                                    AGREEMENT

     NOW, THEREFORE, for good and valuable consideration, the adequacy of which is hereby acknowledged, the parties agree as follows:

     Definitions and Other Matters.

         Definitions. In addition to the terms defined elsewhere in this Agreement, including the recitals, the following terms, when used herein, shall have the following meanings:

              "Actual Revenues" means the gross income of the Company for federal income tax purposes resulting from the conduct of the business in the ordinary course, as conducted by the Company immediately preceding the Closing Date (as defined below), including but not limited to revenues generated from the purchase of medical receivables from healthcare providers and administrative and collection services provided to healthcare providers where the medical receivables are not purchased.

              "Business" means the monitoring of medical patient billing records, compiling reports without confidential patient information and in compliance with federal privacy laws and submission of such reports to third parties (including financial institutions) interested in the current status of medical payables and all business activities conducted by Purchaser immediately following the acquisition of the Company, IntraMed, Inc. and Seton Financial Corporation.

              "CDG Common Shares" means the authorized voting common stock of Purchaser. The CDG Common Shares are "restricted" securities, as that term is defined in Securities and Exchange Commission Rule 144.

              "CDG Preferred Shares" means the authorized Series A preferred stock of Purchaser, with the rights and preferences described in greater detail on the attached Exhibit A. The CDG Preferred Shares are "restricted" securities as that term is defined in Securities and Exchange Commission Rule 144. (The "CDG Common Shares" and the "CDG Preferred Shares" are referred to collectively as the "Shares").

              "Governmental Authority" means any nation or government, foreign or domestic, any state or other political subdivision thereof, and any agency or other entity exercising executive, legislative, judicial, regulatory or administrative functions of government, including, without limitation, all taxing authorities.

              "Law" or "Laws" means any statute, rule, common law, ordinance, regulation, order, writ, judgment, injunction, decree, determination, or award enacted or promulgated by a Governmental Authority.

              "Lien" means any interest, consensual or otherwise, in property securing a monetary obligation owed to, or a claim by, a Person other than the owner of the property, whether such interest is based on the common law, statute or contract, and including, but not limited to, any security interest, lien or other beneficial interest arising from a mortgage, recordation of abstract of judgment, deed of trust, deed to secure debt, encumbrance, pledge, conditional sale, option, trust (constructive or otherwise) or trust receipt or a lease, consignment or bailment for security purposes.

              "Loss" means any demand, obligation, liability, claim, loss, cost, expense, tax, lawsuit, arbitration or other legal action, judgment or damage, liquidated or unliquidated, accrued or contingent, incurred or suffered, including, without limitation, any interest, penalties, and reasonable legal fees and expenses in connection with the incurrence of any Loss or in defending against any Loss.

              "Material Contract" means any written or oral commitment, contract, note, loan, evidence of indebtedness, purchase order or letter of credit involving any obligation or liability on the part of the Company and not cancelable (without liability) within thirty (30) days.

              "Person" means an individual, corporation, partnership, unincorporated association, trust, joint venture or other organization or entity, including a Governmental Authority.

              "Securities Act" means the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

         Meaning of "Knowledge."

              Seller Knowledge. For all purposes of this Agreement, any reference to the existence or absence of facts which is indicated to be based on Sellers' knowledge, is intended to signify that no information has come to the attention of either any Seller that would give any such Person actual knowledge of the existence or absence of such facts.

              Purchaser Knowledge. For all purposes of this Agreement, any reference to the existence or absence of facts which is indicated to be based on Purchaser's knowledge, is intended to signify that no information has come to the attention of Michael P. Vahl that would give any such Person actual knowledge of the existence or absence of such facts.

                   Persons Identified. Each of Sellers and Purchaser represents to the other that the Persons identified in Sections 0 and 0, respectively, are those persons Sellers and Purchaser believe, respectively, are most likely to have knowledge of the matters referred to in the representations and warranties made by such party in this Agreement.

         Terms of Purchase.

              Purchase and Sale of Interests. Pursuant to the Plan of Reorganization embodied by this Agreement and on the terms and subject to the conditions set forth in this Agreement, Sellers hereby agree to sell, assign, transfer, convey and deliver to Purchaser, and Purchaser hereby agrees to purchase and take delivery of the Interests.

              Purchase Price. In consideration for the sale to Purchaser by Sellers of all of the Interests, Purchaser will issue to Sellers up to Three Hundred Fifty-Seven Thousand Nine Hundred Fifty-Nine (357,959) shares of the CDG Common Shares and up to One Hundred Sixty-One Thousand Eighty-Nine (161,089) shares of the CDG Preferred Shares (the "Purchase Price").

              Payment of Purchase Price. The Purchase Price shall be paid to Sellers as follows:

                   CDG Common Shares and CDG Preferred Shares at Closing. Purchaser shall issue to Sellers Three Hundred Fifty Thousand Eight Hundred (350,800) CDG Common Shares on the Closing Date (defined below) and One Hundred Fifty-Seven Thousand Eight Hundred Sixty-Seven (157,867) CDG Preferred Shares within sixty (60) days after the Closing Date, in proportion to each Seller's ownership of the Interests.

                   Bonus Shares. Within ninety (90) days immediately following the end of the First Year (as defined in Section 2.3.3 below), up to Seven Thousand One Hundred Fifty-Nine (7,159) additional CDG Common Shares and Three Thousand Two Hundred Twenty-Two (3,222) additional CDG Preferred Shares (the "Bonus Shares") shall be issued to Sellers, in proportion to each Seller's ownership of the Interests, according to the formula contained in Section 2.3.3.

                   Calculation of the Bonus Shares Issuance. The number of Bonus Shares to be paid to Sellers shall be determined by comparing the Actual Revenues for the Company for the period from January 1, 2001 through December 31, 2001 (the "First Year") against the projected Company revenues of $___________ for the First Year (the "Projected Revenues"). Purchaser agrees to issue to Sellers the number of CDG Common Shares and CDG Preferred Shares corresponding to the Actual Revenues achieved in the First Year by the Company as follows:

                   If the Company's Actual Revenues for the First Year exceed by ten percent (10%) or more the Projected Revenues, but do not exceed the Projected Revenues by more than twenty percent (20%), then Purchaser shall issue to Sellers Three Thousand Five Hundred Forty-Three (3,543) CDG Common Shares and One Thousand Five Hundred Ninety-Five (1,595) CDG Preferred Shares.

                   If the Company's Actual Revenues for the First Year exceed by more than twenty percent (20%) the Projected Revenues, then Purchaser shall issue to Sellers Seven Thousand One Hundred Fifty-Nine (7,159) CDG Common Shares and Three Thousand Two Hundred Twenty-Two (3,222) CDG Preferred Shares.

         Noncompetition Agreement. Sellers covenant not to compete with the Business in the States of Oregon, California and Arizona for a period of three
(3) years from the Closing Date, provided that this Section 2.4 shall cease to be applicable if either: (i) CDG Common Shares are not traded actively on any national securities market for a period of six (6) consecutive months unless such trading is suspended due to a going-private transaction; or (ii) CDG ceases to be actively engaged in the business in which the Company was engaged when as of the Closing Date (as defined below). As used in this Section, the term "compete" means engaging in the Business in any capacity, including without limitation, as a consultant, employee or independent contractor, owner or shareholder (other than the ownership of less than five percent (5%) of the equity securities of a publicly traded company), to interfere with, solicit, disrupt or attempt to disrupt any past, present or prospective relationships, contractual or otherwise, of Seller of Purchaser or to solicit any employee of Seller or Purchaser, or their subsidiaries or affiliates, to leave their employment or hire any such employee. The parties acknowledge that the time, scope and geographic areas and other provisions of this Section have been specifically negotiated and geographic area and other provisions are reasonable under the circumstances. The parties further agree that if, despite the express agreement of the parties, a court should hold any portion of this Section 2.4 unenforceable for any reason, the maximum restrictions of time, scope and geographic areas reasonable under the circumstances as determined by the court, will be substituted for the restrictions held unenforceable. In the event of breach of this covenant, Purchaser shall have all remedies at law to enforce this Section, including specific performance, or an injunction, temporary restraining order or other injunctive relief issued by a court of competent jurisdiction enjoining such breach, without the posting of a bond, security or undertaking. In the event of an action for breach of the covenants stated under this Section, the prevailing party shall be entitled to recover all costs, including reasonable attorneys' fees.

         Shareholders' Agreement. As additional consideration for their receipt of the Purchase Price, Sellers agree to enter into a Shareholders' Agreement in a form substantially similar to the attached Exhibit B at Closing.

         Further Assurances. From time to time on or after the Closing Date, Sellers and Purchaser will (and after the Closing Purchaser will cause the Company to) execute and deliver to each other all such further assignments, endorsements and other documents as are reasonably requested in order to complete the sale of the Interests to Purchaser, to enable Purchaser to exercise full rights as the sole owner of the Interests and to otherwise carry out the transactions contemplated by this Agreement.

         Representations and Warranties of Sellers. Each Seller hereby represents and warrants to Purchaser that the following statements are true and correct as of the date of this Agreement (unless some other date is specified as of which the statement is made, in which case the statement is true and correct as of such date) and will be true and correct on the Closing Date as though made on such date:

         Corporate Organization and Standing. The Company is a limited liability company duly organized, validly existing and in good standing under the laws of the State of Arizona.

         Authorization by Sellers; Enforceability. On the Closing Date, Sellers will have taken or caused to be taken all action necessary for the authorization, execution, delivery and performance of this Agreement by Sellers and the consummation of the transactions contemplated hereby. This Agreement has been duly executed and delivered by Sellers. Assuming the due authorization, execution and delivery by Purchaser, this Agreement constitutes a valid and binding obligation of Sellers enforceable against Sellers in accordance with its terms, except to the extent that enforceability may be limited by bankruptcy, reorganization, insolvency or other laws affecting the enforcement of creditors' rights generally or the availability of equitable remedies subject to the discretion of the court.

         Capitalization of the Company. Sellers collectively own one hundred percent (100%) of the authorized and outstanding ownership interests of the Company. The Interests are validly issued, fully paid and nonassessable.

         Conduct in the Ordinary Course; Absence of Changes. Since March 31, 2000, the Company has conducted the Business in the ordinary course and consistent with past practice. Since the date stated above, the Company has had no material adverse change in its condition (financial or otherwise) assets, properties, or liabilities.

         Title to Interests. Sellers have good and marketable title to and own the Interests, beneficially and of record. The Interests are free and clear of all Liens, charges, demands or adverse claims or other restrictions on the exercise of any of the attributes of ownership. Sellers have full voting power over the Interests, subject to no proxy, members' agreement, voting trust or other agreement relating to the voting of any of the Interests. As of the Closing Date, (i) no Person other than Sellers will have any preemptive right to purchase any Interests, any other securities of the Company, or securities convertible or exchangeable for any ownership interests of the Company; and (ii) there will be no outstanding securities or other instruments of the Company which are convertible into or exchangeable for any equity interests and the Company is not subject to any obligation (contingent or otherwise) to repurchase or otherwise acquire or retire any part of the Interests. Other than this Agreement, there are no contracts, arrangements, commitments or restrictions relating to the issuance, sale, transfer or purchase or obtaining of the Interests or other securities or instruments of the Company. Sellers collectively own one hundred percent (100%) of the Interests of the Company.

         Absence of Certain Conflicts. Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby and thereby will do any of the following:

              conflict with or result in a breach of any provision of the Articles of Organization or the Operating Agreement of the Company;

              require the payment or the incurring of any obligation on the part of the Company, or result in a loss of rights or default (or give rise to any right of termination, cancellation or acceleration), with or without notice or lapse of time, under any of the provisions of any Material Contract, except for such defaults (or rights of termination, cancellation or acceleration) as to which requisite waivers or consents have been obtained;

              require Sellers or the Company to obtain any consent, approval, authorization or permit of, or make any filing with or provide any notification to, any Governmental Authority; or

              violate any judgment, decree, order, injunction, or any statute, law, regulation or rule of any Governmental Authority applicable to Sellers or the Company or their respective operations or property.

         Litigation. There is no action or suit pending or, to Sellers' knowledge, threatened which alone or in the aggregate with other actions and suits could reasonably be expected to restrict Sellers' ability to carry out the transactions contemplated by this Agreement. There is no action, claim, investigation, arbitration, grievance, litigation, suit or proceeding of any kind, to Sellers' knowledge, threatened or pending against the Company or arising out of or relating to its business.

         Financial Statements. Sellers have furnished to Purchaser copies of (i) unaudited balance sheets of the Company and unaudited statements of income, changes in members' equity and statements of cash flow for January 14, 2000, through March 31, 2000 (the "Financial Statements").

              The Financial Statements, assuming the Company will continue as a going concern, are true and correct and present fairly in all material respects the financial condition of the Company and the results of operations and changes in cash flow of the Company for the periods to which each relates.

         Organization and Standing. The Company is a limited liability company duly organized, validly existing and in good standing under the laws of the State of Arizona.

         Title to Assets. The Company holds good and marketable title to and owns its assets (the "Assets"). The Assets are free and clear of all Liens, charges, demands or adverse claims or other restrictions on the exercise of any of the attributes of ownership.

         Broker's Fees. Sellers represent and warrant that no agent, broker, investment banker, person or firm acting on behalf of or under the authority of Sellers is or will be entitled to any broker's or finder's fee or any other commission directly or indirectly in connection with the transactions contemplated herein.

         Subsidiaries. The Company has no subsidiaries. The Company does not directly or indirectly own or control, either by power to control the investment or power to vote, any shares of capital stock of, or other equity interests in, any other corporation or entity. The Company is not a party to any joint venture, a partner of a general or limited partnership, or a member of a limited liability company or a member of any unincorporated association.

         Tax Matters. The Company has duly made all deposits required by law to be made with respect to employees' withholding taxes. The Company has duly filed all income, foreign, franchise, excise, employment and payroll related, real and personal property, sales and gross receipts tax returns and all other tax returns which were required to be filed by it. No agreement for the extension of time for the assessment of any deficiencies or adjustment with respect to any tax return filed by the Company has been assessed, and the Members have no knowledge of any unassessed tax deficiency proposed or threatened against the Company. All such tax returns were correct and complete in all material respects. All taxes owed by the Company (whether or not shown on said returns) have been paid.

         Investment Representation. Sellers are knowledgeable and experienced in financial and business matters, are experienced in evaluating businesses such as Purchaser, and have retained and consulted legal and financial advisors who are capable of evaluating the merits and risks of the transaction contemplated by this Agreement. Sellers are acquiring the Shares for their own account, for purposes of obtaining interest in the Business, and not with a view to, or for resale in connection with any distribution or public offering thereof in violation of the Federal Securities Act of 1933, as amended (the "Securities Act"). Sellers understand and acknowledge that the Shares have not been registered under the Securities Act and that Purchaser does not presently intend to register the Shares. Sellers must therefore hold the Shares and bear the economic risk of their investment in the Shares indefinitely, unless the Shares are registered under the Securities Act or exempt from registration. Sellers understand and acknowledge that no public market now exists for the Shares and that it is unlikely that a public market will ever exist for the Shares. Sellers understand and acknowledge that the certificates issued to Sellers representing the Shares may be endorsed by the following legend:

         "This certificate and the shares evidenced hereby have been acquired for investment and not with a view to, or for resale in connection with, any distribution within the meaning of the Securities Act of 1933, as amended, and may not be transferred until the Company has been furnished with an opinion of counsel, satisfactory to it, to the effect that such transfer will not involve any violation of the Securities Act of 1933, as amended, or other applicable federal or state securities laws. No transfer without such prior opinion of counsel will be registered on the books of the Company, or if registered, it and any successive transfers arising from it may be cancelled on the books of the Company as originally and continuously void. Acceptance of this certificate constitutes acceptance of the foregoing restrictions.

         The shares represented by this certificate are subject to the provisions of a Shareholders' Agreement dated as of May ___, 2000 (a copy of which is on file with the Secretary of the Company). This certificate and the shares represented hereby may not be sold, assigned, transferred, encumbered, or in any manner disposed of except in conformity with the terms of a written stockholders agreement among Capital Development Group, Inc. and the registered holder of the shares (or the predecessor in interest to the shares). Such agreement contains certain rights and obligations regarding corporate governance and regarding the voting, sale, assignment, transfer, encumbrance or other disposition of such corporations' shares. The Corporation will upon written request furnish a copy of such agreement to the holder hereof without charge.

Sellers understand and acknowledge that they are acquiring a minority interest in a closely-held corporation and will therefore not be in a position to exercise voting control over the business and affairs of Purchaser. Sellers further understand and acknowledge that other shareholders of Purchaser may, by majority vote, control Purchaser's Board of Directors, may adopt provisions restricting corporate operation, and may issue additional capital stock which may dilute Seller's ownership interest in Purchaser.

         Compliance with Laws; Licenses and Permits. To Sellers' knowledge, the Company is not in violation of any law, rule, regulation, order, judgment or decree applicable to it or by which any of its assets or properties is bound or affected, except for violations the existence of which would not have an adverse effect upon the Business of the Company. The Company has all governmental licenses, franchises, permits, approvals, authorizations, exemptions, certificates, registrations and similar documents or instruments necessary to carry on its Business as it is now being conducted. Exhibit E contains a list of Licenses and Permits necessary to carry on the Business, all of which are being assigned to Purchaser by Sellers in accordance with the terms of this Agreement.

         Accuracy and Completeness of Representations and Warranties. No representation or warranty made by Sellers in this Agreement and no statement contained in any document or instrument delivered or to be delivered to Purchaser pursuant hereto contains or will contain any untrue statement of a material fact, or omits or will omit to state a material fact necessary to make the statements contained herein or therein not misleading.

         Representations and Warranties of Purchaser. Purchaser represents and warrants to Sellers that the following statements are true and correct as of the date hereof and will be true and correct on the Closing Date as though made on such date:

         Corporate Organization and Standing. Purchaser is a corporation duly organized and validly existing under the laws of the State of Oregon.

         Corporate Power and Authority. Except for the authority to issue the CDG Preferred Shares, which Purchaser will obtain from its shareholders within sixty (60) days after the Closing Date, Purchaser has all requisite corporate power and authority to enter into, execute, deliver and perform this Agreement and to carry out the transactions contemplated hereby.

         Authorization; Enforceability. On the Closing Date, and except for the authorization of the CDG Preferred Shares, Purchaser will have taken or caused to be taken all corporate action necessary for the authorization, execution, delivery and performance of this Agreement by Purchaser and the consummation of the transactions contemplated hereby. This Agreement has been duly executed and delivered by Purchaser. Assuming the due authorization, execution and delivery by Sellers, and assuming the authorization of the CDG Preferred Shares, this Agreement constitutes a valid and binding obligation of Purchaser, enforceable against Purchaser in accordance with its terms, except to the extent that enforceability may be limited by bankruptcy, reorganization, insolvency or other laws affecting the enforcement of creditors' rights generally or the availability of equitable remedies subject to the discretion of the court.

         Absence of Certain Conflicts. Neither the execution and delivery by Purchaser of this Agreement nor the consummation of the transactions contemplated hereby will (i) conflict with or result in a breach of any provision of the Articles of Incorporation or Bylaws of Purchaser, (ii) require Purchaser to obtain any consent, approval, authorization or permit of, or make any filing with or provide any notification to, any Governmental Authority, except for the authorization of the CDG Preferred Shares by the CDG shareholders
(iii) conflict with or result in a breach of any material contract, agreement, indenture or instrument to which Purchaser is a party or by which its property is bound, or (iv) to the knowledge of Purchaser, violate any judgment, decree, order, injunction, or, any statute, law, regulation or rule of any Governmental Authority applicable to Purchaser or its operations or property.

         Litigation. There is no action or suit pending or, to Purchaser's knowledge, threatened which alone or in the aggregate with other actions and suits could reasonably be expected to restrict Purchaser's ability to carry out the transactions contemplated by this Agreement.

         Broker's Fees. Purchaser represents and warrants that no agent, broker, investment banker, person or firm acting on behalf of or under the authority of it is or will be entitled to any broker's or finder's fee or any other commission directly or indirectly in connection with the transactions contemplated herein.

         Conduct of the Business. Purchaser represents and warrants that it will continue to operate the Business and the Company as a separate business entity conducting the Business after the Closing Date and that Purchaser will not liquidate the assets of the Company prior to the date the Bonus Shares may be issued according to the provisions contained in Section 2.3.2 of this Agreement.

    Closing.

         Closing. The closing of the transactions contemplated by this Agreement (the "Closing") will take place on May 31, 2000 (the "Closing Date"), immediately after execution of this Agreement.

         Closing Deliveries by Sellers. At the Closing, Sellers shall deliver or cause to be delivered to Purchaser:

              Certificates. Certificates or other documentation, if available, representing the Interests, properly endorsed for transfer;

              Shareholders' Agreement. An executed counterpart of the Shareholders' Agreement in a form substantially similar to the attached Exhibit B to this Agreement;

              Documents of Transfer. Such other instruments and documents as Purchaser may reasonably require to vest in Purchaser all right, title and interest of Sellers in and to the Interests; and

              Other Closing Documents. All other documents required by the provisions of this Agreement to be delivered at Closing by Sellers.

              Closing Deliveries by Purchaser. At the Closing, Purchaser shall deliver or cause to be delivered to Sellers:

              CDG Common Shares. The initial payment of the Purchase Price equaling Three Hundred Fifty Thousand Eight Hundred (350,800) CDG Common Shares, certificated and properly issued;

              CDG Preferred Shares. A resolution of the CDG board of directors, recommending that the CDG shareholders approve the authorization of the CDG Preferred Shares, together with a letter from CDG shareholders Michael P. Vahl and Mr. Gordon Root, certifying to Sellers that such shareholders will, in their capacity as shareholders, vote to authorize the CDG Preferred Shares;

              Shareholders' Agreement. The Shareholders' Agreement in a form substantially similar to the attached Exhibit B to this Agreement; and

              Other Closing Documents. All other documents required by the provisions of this Agreement to be delivered at Closing by Purchaser.

    Survival of Representations And Warranties; Indemnification.

         Survival of Representations and Warranties. All representations and warranties contained in this Agreement or made pursuant hereto, whether express or implied, shall survive the Closing and shall terminate three (3) years from the Closing Date and thereafter shall be of no force or effect, except for any claim with respect to which notice has been given to the party to be charged prior to such expiration date.

         Indemnification by Sellers. Subject to the Closing having occurred and the provisions of Section 6.1 , each Seller shall protect, defend, indemnify, and hold Purchaser, and its successors and assigns, officers, directors, agents, shareholders and employees (each, a "Purchaser Indemnitee") harmless from and against any Loss suffered by a Purchaser Indemnitee that results from or, to the extent that the Loss relates to, any breach of any of the representations or warranties of, or of any covenants or agreements made by, Sellers contained in this Agreement, or any activities of the Company prior to the Closing Date.

         Indemnification by Purchaser. Subject to the Closing having occurred and the provisions of Section 6.1 , Purchaser shall protect, defend, indemnify, and hold Sellers (each, a "Seller Indemnitee") harmless from and against any Loss suffered by a Seller Indemnitee that results from or, to the extent that the Loss relates to, any breach of any of the representations or warranties of, or of any covenants or agreements made by, Purchaser contained in this Agreement, or any activities of CDG prior to the Closing Date.

    Miscellaneous.

         Amendments and Waivers. The provisions of this Agreement may be amended only by the written agreement of all of the parties hereto. Any waiver, permit, consent or approval of any kind or character on the part of any party of any provisions or conditions of this Agreement must be made in writing and shall be effective only to the extent specifically set forth in such writing.

         Successors and Assigns. Neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by any of the parties hereto without the prior written consent of the other parties hereto and any purported assignment or delegation of this Agreement without such consent shall be null and void. This Agreement is binding upon and inures to the benefit of the parties hereto and their respective successors, heirs, executors and permitted assigns.

         Severability. Whenever possible, each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law. If any provision of this Agreement is held to be prohibited by or invalid under applicable law, such provision will be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of this Agreement.

         Descriptive Headings. The descriptive headings of this Agreement are inserted for convenience of reference only and do not constitute a part of this Agreement.

         Notices. Any notices, requests, demands or other communications required or permitted to be sent hereunder or under any Related Document shall be delivered personally, sent by overnight or international courier or mailed by registered or certified mail, return receipt requested, to the following addresses, and shall be deemed to have been received on the day of personal delivery, one (1) Business Day after deposit with an overnight domestic courier or three (3) Business Days after deposit in the mail:

              If to Purchaser, to:
                                    Capital Development Group, Inc.
                                    7126 Stanhope Lane
                                    Riverside, CA  92506
                                    Attn: Michael P. Vahl, President
                                    Telephone:        (909) 789-6272
                                    Facsimile:        (909) 789-6270

              with a copy to:
                                    Davis Wright Tremaine LLP
                                    1300 SW Fifth Avenue, Suite 2300
                                    Portland, Oregon 97201
                                    Attn: Timothy M. Dozois, Esq.
                                    Telephone:        (503) 241-2300
                                    Facsimile:        (503) 778-5299

              If to Sellers, to:

              Bruce F. Gulledge                  Peter D. Smith
              5607 East Horseshoe Road           1537 East South Fork Drive
              Paradise Valley, Arizona 85253     Phoenix, Arizona 85048
              Telephone:       (480) 483-6492    Telephone:      (480) 283-0085
              Facsimile:       (480) 483-1168

              Rick O. Rentschler

              ---------------------------------
              ---------------------------------
              Telephone:
              Facsimile:

              with a copy to:
                                    Arthur P. Allsworth, Esq.
                                    1649 East Bethany Home Road
                                    Phoenix, Arizona  85016-2530
                                    Telephone:        (602) 277-6627
                                    Facsimile:        (602) 277-6427

         Governing Law. The validity, meaning and effect of this Agreement shall be determined in accordance with the laws of the State of Oregon applicable to contracts made and to be performed in that state.

         Execution in Counterparts. This Agreement may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed an original, and such counterparts together shall constitute one instrument.

         Parties in Interest. Nothing in this Agreement, whether express or implied, is intended to confer any rights or remedies under or by any reason of this Agreement on any Persons other than the parties to it and their respective permitted successors and assigns. Nothing in this Agreement is intended to relieve or discharge the obligation or liability of any third Persons to any party to this Agreement, nor shall any provision give any third Persons any right of subrogation or action over against any party to this Agreement.

         Expenses; Attorneys' Fees. Whether or not the transactions contemplated by this Agreement are consummated, and except as otherwise expressly provided in this Agreement, each of the parties hereto will pay its own expenses incurred by it or on its behalf in connection with this Agreement or any transactions contemplated by this Agreement. Notwithstanding the foregoing, in any legal action or other proceeding (including any arbitration proceeding) brought to enforce or interpret the terms of this Agreement or any Related Document, the prevailing party or parties shall be entitled to reasonable attorney's fees and other costs and expenses incurred in that proceeding and in any subsequent appeals, in addition to any other relief to which it is entitled.

         Entire Agreement. This Agreement, including the Shareholder Agreement, and the other exhibits, certificates and documents expressly referred to herein or therein which form a part hereof or thereof, including without limitation the Confidentiality Agreement, constitute the entire agreement of the parties concerning the matters referred to herein and therein and supersede all prior agreements and understandings, oral or written.

The parties hereto have executed this Agreement as of the date first set forth above.

SELLERS:


-----------------------------------        -----------------------------------
Bruce F. Gulledge, Individually            Peter D. Smith, Individually


-----------------------------------
Rick O. Rentschler, Individually


PURCHASER:

CAPITAL DEVELOPMENT GROUP, INC.
an Oregon corporation


-----------------------------------
Michael P. Vahl, President


4.1      IntraMed Shareholder Agreement - 04/29/2000


              CAPITAL DEVELOPMENT GROUP, INC. SHAREHOLDER AGREEMENT
This Shareholder Agreement (this "Agreement") is made as of the 1st day of May, 2000, by and among Capital Development Group, Inc., an Oregon corporation (the "Company"), and the shareholders of the Company listed on Schedule A hereto executing this Agreement (each, a "Shareholder"). The parties acknowledge that Schedule A may be amended from time to time in accordance with the terms of this Agreement.

                                   BACKGROUND
The Company has, in connection with the execution of this Agreement, issued to some or all of the Shareholders shares of common stock of the Company (the "Shares") in a stock for stock exchange pursuant to a Stock Purchase Agreement (the "Purchase Agreement"). As a condition to the closing of the Purchase Agreement and the Shareholders' receipt of Shares, the Shareholders have agreed to impose certain restrictions on the Shares and to provide for certain rights and obligations with respect to the Stock. The Company also desires to provide certain information rights to the Shareholders in connection with their equity interests. Therefore, the parties agree as follows:

                                    AGREEMENT
              Voting Agreements

         Irrevocable Proxy

The Shareholders hereby provide a proxy to and irrevocably appoint Michael P. Vahl to vote their Shares for all purposes. This proxy and appointment is coupled with an interest and shall survive until the earlier of (a) the third anniversary of this Agreement, (b) the closing of a transaction in which all of the Shares are exchanged for unrestricted securities, or (c) the date on which Shares are sold in accordance with this Agreement. If Shareholders sell less than all of their Shares, the proxy and appointment shall continue with respect to any Shares remaining unsold, as well as any other shares of common stock acquired or obtained by the Shareholders.

              Board of Directors

Until and unless the Company receives one or more equity investments totaling $2,000,000 or more, the Company and the Shareholders agree to limit the size of the Company's board of directors to six members, three of whom shall be elected by the holders of the Company's common stock, one of whom shall be elected by the holders of the Company's Series A Preferred Stock, and the remaining two of whom shall be appointed by the other four directors.

                   Market Stand-Off Agreement

              Stand-Off Obligation

All Shareholders hereby agree that, in connection with each of the first two underwritten public offerings by the Company of its equity securities pursuant to an effective registration statement filed under the Act or under similar laws of any other nation or commonwealth (as the case may be) subsequent to the date hereof, and upon the request of the Company, each such Shareholder shall enter into a customary agreement to not directly or indirectly transfer, offer to transfer, contract to transfer (including, without limitation, any short sale) or grant any option to transfer any Shares (except any Shares that may be included in such registration), as may be required by the underwriters of such public offering, provided that such restriction shall not extend for a period beyond 180 days following the commencement of such offering.

              Enforcement of Stand-Off Obligation


         In order to enforce the foregoing covenant, the Company may impose stop-transfer instructions with respect to the Shares of each Shareholder until the end of the market stand-off period.

              Inapplicable Registrations

The obligations described in this Section 2 shall not apply to (a) a registration relating solely to employee benefit plans (including any registration pursuant to any Form S-1, Form S-8 or similar forms that may be promulgated under the Act in the future or as may be applicable under similar laws of any other nation or commonwealth), or (b) a registration relating solely to a Securities and Exchange Commission Rule 145 transaction on Form S-4 or similar forms that may be promulgated under the Act in the future or as may be applicable under similar laws of any other nation or commonwealth.

              Information Rights

The Company will notify the Shareholders promptly following the filing of quarterly, annual and other periodic reports as required by the reporting requirements of the 1934 Act, so that the Shareholders can promptly obtain access to such reports.

              Legended Certificates

Each certificate representing Shares shall be endorsed with substantially the following legend:

         This certificate and the shares represented hereby may not be sold, assigned, transferred, encumbered, or in any manner disposed of except in conformity with the terms of a written stockholders agreement among Capital Development Group, Inc. and the registered holder of the shares (or the predecessor in interest to the shares). Such agreement contains certain rights and obligations regarding corporate governance and regarding the voting, sale, assignment, transfer, encumbrance or other disposition of such corporations' shares. The Corporation will upon written request furnish a copy of such agreement to the holder hereof without charge.

The legend provided by this Section 4 may be removed upon termination of this Agreement in accordance with the provisions of Section 5. Notwithstanding any termination of this Agreement, each Shareholder acknowledges that shares of Stock may not be transferred absent compliance with applicable federal, state and foreign securities laws.

              Termination

This Agreement shall terminate upon the third anniversary of this Agreement. This Agreement may alsobe terminated in its entirety prior to such time upon agreement of Company shareholders who possess not less than seventy-five percent (75%) of the voting stock of the Company.

              Miscellaneous

         Governing Law

         This Agreement shall in all respects, including all matters of construction, validity and performance, be governed by, and construed and enforced in accordance with, the laws of the state of Oregon.

         Counterparts and Effectiveness

This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. This Agreement shall become effective as to all parties executing and delivering this Agreement when it has been executed and delivered by all Shareholders.

         Notices

All notices, demands, requests or other communications that may be or are required to be given, served, transmitted or delivered by any party to any other party pursuant to this Agreement shall be in writing and shall be hand delivered, or transmitted by verified facsimile or internationally recognized air courier, addressed to the party to be notified at the address indicated for such party on the signature page hereof, or at such other address as such party may designate by 10 days' advance written notice to the other party given in the foregoing manner. Each notice, demand, request or other communication that shall be hand delivered, telecopied or delivered in the manner described above shall be deemed sufficiently given, served, transmitted or delivered for all purposes at such time as it is delivered to the addressee (with the delivery receipt or, with respect to a telecopy, the answer back being deemed conclusive, but not exclusive, evidence of such delivery) or at such time as delivery is refused by the addressee upon presentation.

         Expenses

If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorneys' fees, costs and necessary disbursements in addition to any other relief to which such party may be entitled.

              Amendments and Waivers

         Any term of this Agreement may be amended and the observance of any term may be waived (either generally or in a particular instance and either retroactively or prospectively) only with the written consent of Shareholders who possess not less than seventy-five percent (75%) of the voting stock of the Company. Notwithstanding the foregoing, Schedule A to this Agreement may be amended from time to time by (a) the Company to reflect the actual holdings of the Shareholders of shares of Stock without formally amending this Agreement or
(b) a supplement adding a new party to this Agreement as a Shareholder. Any amendment or waiver effected in accordance with this Section shall be binding on each Shareholder then a party to this Agreement, each future Shareholder and the Company.

         Severability

If one or more provisions of this Agreement are held to be unenforceable under applicable law, such provision shall be excluded from this Agreement and the balance of the Agreement shall be interpreted as if such provision were so excluded and shall be enforceable in accordance with its terms.

         Further Assurances

Each party agrees from time to time to do and perform such other and future acts (including the taking of board and stockholder action) and execute and deliver any and all such other instruments as may be required by law or reasonably requested by the other parties to establish, maintain or protect the rights and remedies of the requesting party or to carry out and effect the intent and purpose of this Agreement.

         Damages and Injunctive Relief

No party shall be liable for any unforeseeable, special, consequential or indirect damages arising from any breach or nonobservance of any term or condition of this Agreement. It is acknowledged that it will be impossible to measure in money the damages that would be suffered if the parties fail to comply with any of the obligations herein imposed on them and that in the event of any such failure, an aggrieved person will be irreparably damaged and will not have an adequate remedy at law. Any such person shall, therefore, be entitled to injunctive relief, including specific performance, to enforce such obligations, and if any action shall be brought in equity to enforce any of the provisions of this Agreement, none of the parties hereto shall raise the defense that there is an adequate remedy at law.

         Entire Agreement

This Agreement supersedes in its entirety all prior or contemporaneous agreements and all related understandings, written or oral, among the parties with regard to the subject matter of this Agreement (but not other contracts to which the Company may be subject) and constitutes the full and entire understanding and agreement between the parties with regard to the subject matter of this Agreement.
IN WITNESS WHEREOF, the parties have executed this Shareholders Agreement as of the date first above written.

                                    CAPITAL DEVELOPMENT GROUP, INC.


                                    By:
                                        ------------------------------------
                                    Name: Michael P. Vahl
                                    Title: President

                                    SHAREHOLDERS:

                                    ----------------------------------------
                                    Printed Name:
                                                 ---------------------------
                                    Address:
                                            --------------------------------

                                            --------------------------------


                                    ----------------------------------------
                                    Printed Name:
                                                 ---------------------------
                                    Address:
                                            --------------------------------

                                            --------------------------------


                                    ----------------------------------------
                                    Printed Name:
                                                 ---------------------------
                                    Address:
                                            --------------------------------

                                            --------------------------------


                                    ----------------------------------------
                                    Printed Name:
                                                 ---------------------------
                                    Address:
                                            --------------------------------

                                            --------------------------------

4.2      Healthsource Financial Advisors Shareholders Agreement - 05/31/2000


              CAPITAL DEVELOPMENT GROUP, INC. SHAREHOLDER AGREEMENT
This Shareholder Agreement (this "Agreement") is made as of the ______ day of May, 2000, by and among Capital Development Group, Inc., an Oregon corporation (the "Company"), and the shareholders of the Company listed on Schedule A hereto executing this Agreement (each, a "Shareholder"). The parties acknowledge that Schedule A may be amended from time to time in accordance with the terms of this Agreement.

                                   BACKGROUND
The Company has, in connection with the execution of this Agreement, issued to some or all of the Shareholders shares of common stock of the Company (the "Common Shares") in a plan of reorganization (the "Plan of Reorganization") and issued to some or all of the Shareholders shares of preferred stock of the Company (the "Preferred Shares," the Common Shares and the Preferred Shares are referred to collectively as the "Shares"). As a condition to the closing of the Plan of Reorganization and the Shareholders' receipt of Shares, the Shareholders have agreed to impose certain restrictions on the Shares and to provide for certain rights and obligations with respect to the Stock. The Company also desires to provide certain information rights to the Shareholders in connection with their equity interests. Therefore, the parties agree as follows:

                                    AGREEMENT
                   Voting Agreements

              Board of Directors

Until and unless the Company receives one or more equity investments totaling $2,000,000 or more, the Company and the Shareholders agree to limit the size of the Company's board of directors to six members, three of whom shall be elected by the holders of the Company's common stock, one of whom shall be elected by the holders of the Company's Series A Preferred Stock, and the remaining two of whom shall be appointed by the other four directors. Upon receipt by the Company of one or more equity investments totaling $2,000,000 or more, the Company and the Shareholders agree to increase the size of the Company's board of directors to seven members.
                   Market Stand-Off Agreement

              Stand-Off Obligation

All Shareholders hereby agree that, in connection with each of the first two underwritten public offerings by the Company of its equity securities pursuant to an effective registration statement filed under the Act or under similar laws of any other nation or commonwealth (as the case may be) subsequent to the date hereof, and upon the request of the Company, each such Shareholder shall enter into a customary agreement to not directly or indirectly transfer, offer to transfer, contract to transfer (including, without limitation, any short sale) or grant any option to transfer any Shares (except any Shares that may be included in such registration), as may be required by the underwriters of such public offering, provided that such restriction shall not extend for a period beyond 180 days following the commencement of such offering.

              Enforcement of Stand-Off Obligation


         In order to enforce the foregoing covenant, the Company may impose stop-transfer instructions with respect to the Shares of each Shareholder until the end of the market stand-off period.

              Inapplicable Registrations

The obligations described in this Section 2 shall not apply to (a) a registration relating solely to employee benefit plans (including any registration pursuant to any Form S-1, Form S-8 or similar forms that may be promulgated under the Act in the future or as may be applicable under similar laws of any other nation or commonwealth), or (b) a registration relating solely to a Securities and Exchange Commission Rule 145 transaction on Form S-4 or similar forms that may be promulgated under the Act in the future or as may be applicable under similar laws of any other nation or commonwealth.

              Information Rights

The Company will notify the Shareholders promptly following the filing of quarterly, annual and other periodic reports as required by the reporting requirements of the 1934 Act, so that the Shareholders can promptly obtain access to such reports. The Company will also provide the Shareholders with adequate financial statements (income statement, balance sheet, and cash flow) together with management discussion analysis within forty-five (45) days of the end of each fiscal quarter.

              Piggyback Registration.

         If at any time prior to October 31, 2003, the Company shall determine to register any of its securities under the Act or the Company is required to register its securities pursuant to the demand registration rights of any other person (other than a registration statement on Form S-8, Form S-4 or other limited purpose form) and in connection therewith the Company may lawfully register any of the Registrable Securities (defined below), the Company will promptly give written notice thereof to the holders of Preferred Shares and Common Shares (collectively, the "Holders"). Upon the written request of Holder(s) received by the Company within thirty (30) days after receipt of any such notice from the Company, the Company will, except as herein provided and subject to the provisions of Section 6, cause all Registrable Securities which the Holders have requested to be registered to be included in such Registration Statement, all to the extent requisite to permit the sale or other disposition of the Registrable Securities. However, nothing herein shall prevent the Company from at any time abandoning or delaying any registration initiated under this Section 4. "Registrable Securities" means
(i) the Common Shares issued pursuant to the Plan of Reorganization; (ii) the Common Stock issuable or issued upon conversion of the Preferred Shares, and
(iii) any Common Stock of the Company issued as (or issuable upon the conversion or exercise of any warrant, right or other security which is issued as) a dividend or other distribution with respect to, or in exchange for or in replacement of the shares referenced in (i) or (ii) above, excluding in all cases, however, any Registrable Securities (a) sold by a person in a transaction in which the rights under this Agreement are not assigned or (b) which are eligible to be distributed pursuant to Rule 144 promulgated under the Securities Act in a single three-month period by the holder thereof.

              Priority in Underwritten Registrations.

         If a registration is an underwritten registration and the managing underwriters shall give written advice to the Company and the persons requesting such registration that, in their opinion, market conditions dictate that no more than a specified maximum number of securities could successfully be included in such registration, then the maximum number of securities included in such registration statement shall be limited to such specified number, and the rights of the Holders to participate in such registration shall be subject to the following cutback provisions. In all such registrations (a) the securities sought to be included by the Company for its own account shall have priority for inclusion over any securities held by the Holders, (b) the securities sought to be included in such offering by any entity exercising demand registration rights shall have priority for inclusion over any securities sought to be registered pursuant to piggyback registration rights, and (c) subject to the foregoing, securities will be excluded on a pro rata basis with all other securities being registered based upon the relative number of securities sought to be so included.

              Registration Procedures.

         If and whenever the Company is required by the provisions of this Agreement to effect the registration of Registrable Securities under the Act, the Company shall:

              prepare and file with the Commission a Registration Statement with respect to such securities, and use its best efforts to cause such Registration Statement to become and remain effective for such period as may be reasonably necessary to effect the sale of such securities;

              as expeditiously as possible, prepare and file with the Commission such amendments to such Registration Statement and supplements to the prospectus contained therein as may be necessary to keep such Registration Statement effective for such period as may be reasonably necessary to effect the sale of such Registrable Securities;

              as expeditiously as possible, furnish to each of the Holders participating in such registration and to the underwriters of the securities being registered such reasonable number of copies of the Registration Statement, preliminary prospectus, final prospectus and such other documents as such underwriters may reasonably request in order to facilitate the public offering of such securities;

              as expeditiously as possible, use its best efforts to register or qualify the securities covered by such Registration Statement under the state securities or blue sky laws of such jurisdictions as such participating Holder may reasonably request following the original filing of such Registration Statement and do any and all other acts and things that may be reasonably necessary to enable the Holders to consummate the public sale or other disposition in such states; provided, that the Company shall not for any purpose be required to execute a general consent to service of process or to qualify to do business as a foreign Company in any jurisdiction wherein it is not so qualified;

              as expeditiously as possible, notify each Holder participating in such registration, promptly after it shall receive notice thereof, of the time when such Registration Statement has become effective or a supplement to any prospectus forming a part of such registration statement has been filed;

              as expeditiously as possible, notify each Holder of any request by the Commission for the amending or supplementing of such Registration Statement or prospectus or for additional information;

              as expeditiously as possible, prepare and file with the Commission, upon the request of any such Holders, any amendments or supplements to such Registration Statement or prospectus which, in the opinion of counsel for such Holders (and concurred in by counsel for the Company), is required under the Act or the rules and regulations thereunder in connection with the distribution of the Registrable Securities by such Holders;

              as expeditiously as possible, prepare and file with the Commission and notify each such Holder of the filing of such amendment or supplement to such Registration Statement or prospectus as may be necessary to correct any statements or omissions if, at the time when a prospectus relating to such securities is required to be delivered under the Act, any event shall have occurred as the result of which any such prospectus or any other prospectus as then in effect would include an untrue statement of a material fact or omit to state any material fact necessary to make the statements therein, in the light of the circumstances in which they were made, not misleading;

              as expeditiously as possible, advise each such Holder, after it shall receive notice or obtain knowledge thereof, of the issuance of any stop order by the Commission suspending the effectiveness of such Registration Statement or the initiation or threatening of any proceeding for that purpose and promptly use its best efforts to prevent the issuance of any stop order or to obtain its withdrawal if such stop order should be issued.

              not file any amendment or supplement to such Registration Statement or prospectus to which a majority in interest of such participating Holders shall have reasonably objected on the grounds that such amendment or supplement does not comply in all material respects with the requirements of the Act or the rules and regulations thereunder, after having been furnished with a copy thereof at least five business days prior to the filing thereof, unless in the opinion of counsel for the Company the filing of such amendment or supplement is reasonably necessary to protect the Company from any liabilities under any applicable federal or state law and such filing will not violate applicable law; and
              at the request of any such participating Holder and if and to the extent any of the following are obtained by or furnished to the Company or the underwriter, furnish on the effective date of the Registration Statement and, if such registration includes an underwritten public offering, at the closing provided for in the underwriting agreement: (i) an opinion, dated each such date, of the counsel representing the Company for the purposes of such registration, addressed to the underwriters, if any, and to the Holders making such request, covering such matters as such underwriters may reasonably request; and (ii) a "cold comfort" letter dated each such date, from the independent certified public accountants of the Company, addressed to the underwriters, if any, and to the Holders making such request, covering such matters as such underwriters may reasonably request. "Registration Statement" means a registration statement filed with the Commission under the Act pursuant to this Agreement.

                   Expenses of Registration.

              With respect to each inclusion of Registrable Securities in a Registration Statement pursuant to Section 5 hereof, all fees, costs and expenses of and incidental to such registration, inclusion and public offering (as specified in Paragraph (b) below) shall be borne by the Company; provided, however, that any Holders participating in such registration shall bear the fees and expense of their special counsel and their pro rata share of the underwriting discount and commissions, transfer taxes and any expenses which the selling Holders are required by state law to pay. Holders shall not contribute to underwriting discounts and commissions if such Holders' Preferred Shares are not converted and sold in the offering.

              The fees, costs and expenses of registration to be borne by the Company as provided in Paragraph (a) above shall mean all expenses incurred by the Company in complying with this Agreement, including, without limitation, all registration and filing fees, printing expenses, fees and disbursements of counsel and accountants for the Company, fees and disbursements of counsel for the underwriter or underwriters of such securities (if the Company and/or selling Holders are required to bear such fees and disbursements), all legal fees and disbursements and other expenses of complying with state securities or blue sky laws of any jurisdictions in which the securities to be offered are to be registered or qualified, and the premiums and other costs of policies of insurance against liability arising out of such public offering, fees and disbursements of one counsel and one firm of accountants for the selling Holders. Any other expenses incurred by the selling Holders not expressly included above shall be borne by the selling Holders.

              The Company shall not be required to pay any expenses of a registration begun pursuant to Section 5 if the request is subsequently withdrawn at the request of the Holders of a majority of the Registrable Securities covered thereby, unless the Holders agree to forfeit one registration pursuant to such Section. The Company shall not be required to pay any expenses of a registration completed pursuant to Section 5 beyond the amount indicated therein.

                   Right of Company to Defer or Suspend Registration.

              If the Company shall furnish to the Holders for whose benefit a Registration Statement is in effect as provided in Section 5 hereof) a certificate (the "CEO Certificate") signed by the Chief Executive Officer of the Company stating that in the good faith judgment of the Board of Directors of the Company, it would be detrimental to the Company and its stockholders for a Registration Statement to be filed or remain in effect and it is therefore essential to defer filing or suspend the effectiveness of such Registration Statement, the Company shall have the right to defer taking action with respect to such filing or suspend the effectiveness of such Registration Statement for a period of not more than one hundred twenty (120) days after receipt of the request of the Holders in the case of such deferral, or for a period of not more than ninety (90) days after the delivery of the CEO Certificate in the case of such suspension; provided, however, that the Company may not realize this right more than once in any twelve-month period.

                   Co-Sale Rights.

         If any Shareholder of the Company who holds 200,000 or more Common Shares or 10,000 or more Preferred Shares of the Company (the "Selling Shareholder") proposes in a single transaction to transfer a number of shares representing five percent (5%) or more of the Common Share Equivalents held by such Selling Shareholder (a "Transaction"), then the Selling Shareholder shall refrain from effecting a Transaction unless, prior to the consummation thereof, each Holder of Common Share Equivalents shall have been afforded the opportunity to join in such transfer on a pro rata basis, as hereinafter provided. Any purported transfer subject to this Section 9 not made in compliance with this
Section 9 shall be void and shall not be consummated upon the books and records of the Company. "Common Share Equivalents" means Common Shares at the time outstanding or issuable upon exercise of warrants at the time outstanding plus the number of Common Shares into which the outstanding Preferred Shares would be convertible if converted at the time.

              Prior to the consummation of any Transaction, the Selling Shareholder shall cause each person or persons that propose to acquire Shares in the Transaction (the "Proposed Purchasers") to offer (the "Purchase Offer") in writing to each Holder to purchase that number of Shares from each such Holder that, on a convertible basis, constitutes the same percentage of the aggregate Common Share Equivalents held by such Holder as the percentage determined by dividing the number of Common Shares to be purchased from the Selling Shareholder by the aggregate number of Common Shares held by the Selling Shareholder, at the same price per share (the "Joining Price"), and on such other terms and conditions (the "Joining Terms"), as the Proposed Purchaser has offered to purchase Shares to be sold by the Selling Shareholder.

              The provisions of this Section 9 shall not apply to: (i) Rule 144 Sales or (ii) a sale of Registrable Securities pursuant to exercise of the registration rights granted under this Agreement. In the event that a Transaction subject to this Section 9 is proposed to be undertaken with a person other than a Shareholder or the Company, the Selling Shareholder shall notify such person that the Transaction is subject to this Agreement and shall ensure that no Transaction is consummated without compliance with this Section 9.

              Legended Certificates

Each certificate representing Shares shall be endorsed with substantially the following legend:

         This certificate and the shares represented hereby may not be sold, assigned, transferred, encumbered, or in any manner disposed of except in conformity with the terms of this Shareholders' Agreement and the registered holder of the shares (or the predecessor in interest to the shares). The Shareholders' Agreement contains certain rights and obligations regarding corporate governance and regarding the voting, sale, assignment, transfer, encumbrance or other disposition of the Company's shares. The Company will upon written request furnish a copy of the Shareholders' Agreement to the holder hereof without charge.

The legend provided by this Section 10 may be removed upon termination of this Agreement in accordance with the provisions of Section 11. Notwithstanding any termination of this Agreement, each Shareholder acknowledges that shares of Stock may not be transferred absent compliance with applicable federal, state and foreign securities laws.

                   Termination

This Agreement shall terminate upon the third anniversary of this Agreement. This Agreement may also be terminated in its entirety prior to such time upon agreement of Company shareholders who possess not less than seventy-five percent (75%) of the voting stock of the Company.

                   Miscellaneous

              Governing Law

         This Agreement shall in all respects, including all matters of construction, validity and performance, be governed by, and construed and enforced in accordance with, the laws of the State of Oregon.

              Counterparts and Effectiveness

This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. This Agreement shall become effective as to all parties executing and delivering this Agreement when it has been executed and delivered by all Shareholders.

              Notices

All notices, demands, requests or other communications that may be or are required to be given, served, transmitted or delivered by any party to any other party pursuant to this Agreement shall be in writing and shall be sent certified or registered mail, hand delivered, or transmitted by verified facsimile (with return acknowledgement of receipt) or internationally recognized air courier, addressed to the party to be notified at the registered address of the party on the books of the Corporation. Each notice, demand, request or other communication that is mailed shall be deemed received five (5) business days after deposit with the United States mail service. Each notice, demand, request or other communication that is hand delivered, telecopied or delivered in any other manner described above shall be deemed sufficiently given, served, transmitted or delivered for all purposes at such time as it is delivered to the addressee (with the delivery receipt or, with respect to a telecopy, the answer back being deemed conclusive, but not exclusive, evidence of such delivery) or at such time as delivery is refused by the addressee upon presentation.

              Expenses

If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorneys' fees, costs and necessary disbursements in addition to any other relief to which such party may be entitled.

              Amendments and Waivers

         Any term of this Agreement may be amended and the observance of any term may be waived (either generally or in a particular instance and either retroactively or prospectively) only with the written consent of Shareholders who possess not less than seventy-five percent (75%) of the voting stock of the Company. Notwithstanding the foregoing, Schedule A to this Agreement may be amended from time to time by (a) the Company to reflect the actual holdings of the Shareholders of shares of Stock without formally amending this Agreement or
(b) a supplement adding a new party to this Agreement as a Shareholder. Any amendment or waiver effected in accordance with this Section shall be binding on each Shareholder then a party to this Agreement, each future Shareholder and the Company.

              Severability

If one or more provisions of this Agreement are held to be unenforceable under applicable law, such provision shall be excluded from this Agreement and the balance of the Agreement shall be interpreted as if such provision were so excluded and shall be enforceable in accordance with its terms.

              Further Assurances

Each party agrees from time to time to do and perform such other and future acts (including the taking of board and stockholder action) and execute and deliver any and all such other instruments as may be required by law or reasonably requested by the other parties to establish, maintain or protect the rights and remedies of the requesting party or to carry out and effect the intent and purpose of this Agreement.

              Damages and Injunctive Relief

No party shall be liable for any unforeseeable, special, consequential or indirect damages arising from any breach or nonobservance of any term or condition of this Agreement. It is acknowledged that it will be impossible to measure in money the damages that would be suffered if the parties fail to comply with any of the obligations herein imposed on them and that in the event of any such failure, an aggrieved person will be irreparably damaged and will not have an adequate remedy at law. Any such person shall, therefore, be entitled to injunctive relief, including specific performance, to enforce such obligations, and if any action shall be brought in equity to enforce any of the provisions of this Agreement, none of the parties hereto shall raise the defense that there is an adequate remedy at law.

              Entire Agreement

This Agreement supersedes in its entirety all prior or contemporaneous agreements and all related understandings, written or oral, among the parties with regard to the subject matter of this Agreement (but not other contracts to which the Company may be subject) and constitutes the full and entire understanding and agreement between the parties with regard to the subject matter of this Agreement.

IN WITNESS WHEREOF, the parties have executed this Shareholders Agreement as of the date first above written.

                                    CAPITAL DEVELOPMENT GROUP, INC.


                                    By:
                                        ------------------------------------
                                    Name: Michael P. Vahl
                                    Title: President

                                    SHAREHOLDERS:

                                    ----------------------------------------
                                    Printed Name:
                                                 ---------------------------
                                    Address:
                                            --------------------------------

                                            --------------------------------


                                    ----------------------------------------
                                    Printed Name:
                                                 ---------------------------
                                    Address:
                                            --------------------------------

                                            --------------------------------


                                    ----------------------------------------
                                    Printed Name:
                                                 ---------------------------
                                    Address:
                                            --------------------------------

                                            --------------------------------


                                    ----------------------------------------
                                    Printed Name:
                                                 ---------------------------
                                    Address:
                                            --------------------------------

                                            --------------------------------

                                    SHAREHOLDERS:

                                    ----------------------------------------
                                    Printed Name:
                                                 ---------------------------
                                    Address:
                                            --------------------------------

                                            --------------------------------


                                    ----------------------------------------
                                    Printed Name:
                                                 ---------------------------
                                    Address:
                                            --------------------------------

                                            --------------------------------


                                    ----------------------------------------
                                    Printed Name:
                                                 ---------------------------
                                    Address:
                                            --------------------------------

                                            --------------------------------


                                    ----------------------------------------
                                    Printed Name:
                                                 ---------------------------
                                    Address:
                                            --------------------------------

                                            --------------------------------

4.3      Capital Development Group Convertible Note Agreement - 05/01/2000

         THIS NOTE IS NOT REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR THE SECURITIES LAWS OF ANY STATE, AND NO INTEREST HEREIN MAY BE OFFERED, SOLD, DISTRIBUTED, ASSIGNED, PLEDGED OR OTHERWISE TRANSFERRED UNLESS (A) THERE IS THEN EFFECTIVE A REGISTRATION STATEMENT UNDER THE SECURITIES ACT AND APPLICABLE STATE SECURITIES LAWS COVERING ANY SUCH TRANSACTION INVOLVING THIS NOTE; OR
         (B) THE COMPANY RECEIVES AN OPINION OF LEGAL COUNSEL FOR THE HOLDER OF THIS NOTE ACCEPTABLE TO THE COMPANY STATING THAT SUCH TRANSACTION IS EXEMPT FROM REGISTRATION. THE COMPANY HAS ISSUED THIS NOTE IN RELIANCE UPON THE HOLDER'S REPRESENTATION THAT THE HOLDER IS AN "ACCREDITED INVESTOR" WITHIN THE MEANING OF THE SECURITIES ACT AND THE RULES PROMULGATED THEREUNDER.


         SUBORDINATED CONVERTIBLE PROMISSORY NOTE DUE NOVEMBER 30, 2001

$5,000                                                              May 31, 2000
                                                                Portland, Oregon

         FOR VALUE RECEIVED, the undersigned Capital Development Group, Inc., an Oregon corporation (the "Company") promises to pay to the order of ______________________ (the "Holder," and together with the holders of all of the Notes (as defined below), the "Holders"), at_______________________________, or at such other place as the Holder may designate, the principal sum of five thousand dollars ($5,000), together with interest thereon, payable in the manner and on the terms set forth in this note (the "Note," and together with all of the Company's Convertible Promissory Notes due November 30, 2001, the "Notes"):

              1. Interest Rate; Interest Payments. This Note shall bear interest, from the date hereof until paid, at a fixed rate equal to 10% per annum. Interest is payable to the Holder on the Maturity Date (defined below), and is payable, at the option of the Company, in the Company's Common Stock. If paid in Common Stock, interest payments shall be calculated by dividing the amount of interest due by the then current fair market value of the Common Stock as determined (i) according to the average of the bid and ask prices of the Company's Common Stock for the five trading days immediately preceding the date of determination; or (ii) if the determination is made in connection with, or within 60 days before or after, a merger, reorganization or sale of all or substantially all of the Company's assets, or a registered public offering of the Company's Common Stock, then at the valuation placed upon the Company's Common Stock in connection therewith. Whether determined according to clause (i) or (ii) of the previous sentence, the value so determined will be the "Fair Market Value" for purposes of this Note.

              2. Payments. This Note shall be due and payable in a single installment of principal and interest on November 30, 2001 (the "Maturity Date") unless sooner paid or converted in accordance with the terms of this Note.

              3. Prepayments. The Company shall have the right to prepay this Note, in whole or in part, at any time with no prepayment penalties; provided that (i) any such payments, if not payment in full of all principal and interest, shall be applied first against interest and then against principal; and (ii) the Company shall give the Holder notice pursuant to Section 10 of its intent to prepay all or any part of this Note, such notice to be transmitted not less than thirty (30) days prior to the intended prepayment date. Thereafter, the Company shall afford the Holder an opportunity to convert this Note until the tenth (10th) day prior to the payment date specified in such notice.

              4. Subordination. This Note is hereby subordinated to all current and future secured obligations of the Company, and subject to the applicability of federal and state insolvency laws, shall rank on parity with or in preference to all other of the Company's unsecured obligations.

              5. Conversion. The Holder may convert all, but not less than all, of the then outstanding principal amount of this Note into the Company's Common Stock (a) at the election of each Holder (i) within 120 days prior to the reasonably anticipated effective date of any registered, underwritten public offering of the Company's equity securities with proceeds to the Company in excess of $7,000,000 at a valuation in excess of $15,000,000 (a "Qualifying Public Offering"); (ii) upon the occurrence of an Event of Default; (iii) contemporaneously with a private placement of the Company's equity securities resulting in an investment by one or a group of five or fewer investors of not less than $2,000,000 (a "Qualifying Private Placement"); (iv) immediately prior to the closing of any merger, reorganization or sale of all or substantially all of the Company's assets; (v) on or before the tenth (10th) day prior to a prepayment date specified in a notice of prepayment given pursuant to Section 3, above; or (vi) at the Maturity Date; or (b) at the election of the Company within 120 days prior to the reasonably anticipated effective date of any Qualifying Public Offering. The number of shares issuable upon conversion (the "Conversion Shares") shall be equal to the total amount of principal and unpaid interest on this Note as of the date of conversion, divided by the Conversion Price. The Conversion Price per share shall be equal to the lesser of (I) the lowest per-share price at which Common Stock has been sold to any person (other than pursuant to exercise of stock options or warrants) at any time after the issuance of this Note and before the date of conversion; or (II) $0.50.

              6. Default; Remedies. In the event the Company (i) fails to perform or comply with any of the terms and provisions of this Note, if such failure or non-compliance remains uncured after not less than ten (10) days' written notice to the Company specifying the defect with reasonable detail; (ii) experiences any event of the bankruptcy or any assignment for the benefit of creditors or the commencement of an action for the appointment of a receiver for the properties of the Company or other action or proceedings under federal or state bankruptcy or insolvency laws that is not dismissed within ninety (90) days after the date of filing (each of (i) and (ii) above being an "Event of Default"), then in any such case the Holders of all Notes, voting as a group in proportion to the relative face amounts of the Notes, may elect, as their sole individual and collective remedy for such default, either (a) to convert the Notes (as provided in Section 5 above) or (b) to elect two directors to the Company's Board of Directors, and upon such election the Board of Directors shall be increased by two seats to accommodate such election. Upon any Event of Default in which the Holders determine to elect directors pursuant to option
(b), above, the Notes shall remain payable in accordance with their terms and shall continue to accrue interest as provided in this Note. Any forbearance or failure to exercise this right shall not constitute a waiver of the Holder's right to exercise the right with respect to such default and any subsequent default.

              7. Registration Rights. For purposes of this Section 7, the term "Registrable Securities" shall mean all of the Conversion Shares previously issued or then issuable upon conversion of all the Notes, together with all shares issued as payments of interest pursuant to Section 1 of the Notes.

              Company Registration. The obligations of the Company arising under this Section 7.1 shall be contingent upon the truth and accuracy of all representations of the Holder contained in this Note, and satisfaction by the Holder of the obligations arising under this Note.

              Notice of Intent to Register. If at any time the Company elects to to register shares of its Common Stock, either for its own account or the account of a security holder, other than a registration relating solely to employee benefit plans or a registration relating solely to a merger, acquisition or reorganization, the Company shall:

                  promptly give to each Holder written notice of the
                      registration pursuant to Section 10, below; and


                  include in such registration (and any elated qualification under blue sky laws), and in any related underwriting, all the Registrable Securities specified in a written request made by any Holder within twenty (20) days after receipt of such written notice from the Company.

              Underwriting. If the notice required under Section 7.1(a)(i) pertains to a public offering involving an underwriting, the Company shall so advise the Holders as a part of the required notice. In an underwritten offering the registration rights arising under this Section 7.1 shall be contingent on the Holder's participation in the underwriting and the inclusion of such Holder's Registrable Securities in the underwriting to the extent provided in the underwriting agreement, to which the Holder shall become a party upon request by the Company. The underwriting agreement shall be in a form acceptable to the managing underwriter who shall be selected by the Company in its sole and absolute discretion.

              Limitation on Registrable Securities in Registered Offering. Notwithstanding any other provision of this Section 7.1, if the managing underwriter of such registered offering, in its sole discretion, determines that marketing factors require a limitation of the number of shares to be underwritten, the managing underwriter may limit the Registrable Securities to be included in such registration by reducing the shares to be issued and sold by the Holder or Holders. The number of shares of Registrable Securities that may be included in the registration and underwriting shall be allocated among all Holders in proportion, as nearly as practicable, to the relative amounts of Registrable Securities held by such Holders at the time the registration statement is filed. To facilitate the allocation of shares in accordance with the above provisions, in addition to the reduction permitted by the first two sentences of this Section 7.1(c), the Company may, in its discretion, round the number of shares allocated to any Holder down to the nearest one hundred (100) shares. If any Holder or other shareholder disapproves of the terms of any underwritten offering, that Holder may elect to withdraw from the offering by written notice to the Company and the managing underwriter, and such withdrawal shall not be counted against the limit imposed by Section 7.1(e); provided that in the event such withdrawal is on or after the fifteenth (15th) day prior to the effective date of the registration statement, the foregoing exception shall not apply. Notwithstanding any contrary provision in this Note, any securities excluded or withdrawn from the underwriting shall also be withdrawn from such registration, and shall not be transferred prior to one hundred eighty (180) days after the effective date of the registration statement. The Company may, in its reasonable discretion, include other securities (including shares of stock held by persons other than Holders) in a registration statement pursuant to this
Section 7.1.

              Right to Terminate Registration. The Company shall have the right, in its sole and absolute discretion, to terminate or withdraw any registration initiated under this Section 7.1 prior to the effectiveness of such registration, regardless of whether any Holder has elected to include securities in such registration.

              Limitation on Number of Registrations. No registration shall be effected by the Company pursuant to this Section 7.1 if the Holders collectively have caused the Company to register Registrable Securities on three or more occasions.

              efforts to file a registration statement within one year from the receipt of the Holders' initial request to file such registration.

         Expenses of Registration. Registration expenses incurred in connection with registrations pursuant to this Agreement, including listing and qualification fees, registration fees, accounting and underwriting fees and discounts of the Company, shall be borne by the Company. Unless otherwise agreed by the Company in writing, all other expenses, including without limitation taxes, excise fees and other governmental fees and surcharges, relating to securities registered on behalf of the Holders shall be borne by the Holders of such securities pro rata on the basis of the number of shares so registered.

         Registration Procedures. In the case of each registration effected by the Company pursuant to this Section 7, the Company shall keep each Holder advised as to the initiation and status of registration. At its expense the Company shall:

              Prepare and file with the Commission a registration statement with respect to such securities and use reasonable efforts to cause such registration statement to become and remain effective for at least one hundred twenty (120) days, including to prepare and file with the Commission such amendments to the registration statement and supplements to the prospectus contained therein as may be necessary;

              Enter into a written underwriting agreement with an underwriter or group of underwriters selected by the Company in its absolute discretion, such agreement being in form and substance satisfactory to the Company and the managing underwriter or underwriters in their collective and unfettered discretion, if the offering is to be underwritten in whole or in part (which determination shall be made by the Company on reasonable notice to the electing Holders);

              Furnish to the Holders participating in such registration and to the underwriters of the securities being registered such reasonable number of copies of the registration statement, preliminary prospectus, final prospectus and such other documents as such underwriters may reasonably request in order to facilitate the public offering of such securities;

              Use its reasonable efforts to register or qualify the securities covered by such registration statement under the blue sky laws of such jurisdictions as such participating Holders may reasonably request, except that the Company shall not for any purpose be required to execute a general consent to service of process or to qualify to do business as a foreign corporation in any jurisdiction where it is not so qualified;

              Notify each Holder (or if the Holder has appointed an attorney-in-fact, the Holder's attorney-in-fact) participating in such registration, promptly after it shall receive notice thereof, of the time when such registration statement has become effective or a supplement to any prospectus forming a part of such registration statement has been filed;

              Notify such Holders or their attorney-in-fact promptly of any request by the Commission for the amending or supplementing of such registration statement or prospectus or for additional information;

              Prepare and file with the Commission promptly upon the request of any such Holders, any amendments or supplements to such registration statement or prospectus which, in the reasonable opinion of counsel for the Company, is required under the Securities Act in connection with the distribution of the registrable securities by such Holders;

              Prepare and promptly file with the Commission, and promptly notify such Holders or their attorney-in-fact of the filing of, such amendment or supplement to such registration statement or prospectus as may be necessary to correct any statements or omissions if, at the time when a prospectus relating to such securities is required to be delivered under the Securities Act, any event has occurred as the result of which any such prospectus or any other prospectus as then in effect would include an untrue statement of a material fact or omit to state any material fact necessary to make the statements therein not misleading in light of the circumstances in which they were made; and

              Advise such Holders or their attorney-in-fact, promptly after it shall receive notice thereof, of the issuance of any stop order by the Commission suspending the effectiveness of such registration statement or the initiation or threatening of any proceeding for that purpose and promptly use its reasonable efforts to prevent the issuance of any stop order or to obtain its withdrawal if such stop order should be issued.

         Information by Holder. The Holder of Registrable Securities included in any registration shall timely furnish the Company such information regarding such Holder or Holders, the Registrable Securities held by them and the distribution proposed by such Holder or Holders as the Company may request pertaining to any registration, qualification or compliance referred to in this
Section 7.

         Transfer of Registration Rights. The rights to cause the Company to register securities granted the Holder under this Section 7 may be assigned to a transferee or assignee reasonably acceptable to the Company in connection with any transfer or assignment of this Note by the Holder provided that: (i) such transfer may otherwise be effected in accordance with Section 8, below, and in compliance with all applicable securities laws; (ii) such assignee or transferee acquires at least twenty percent (20%) of the Shares or Conversion Shares (appropriately adjusted for stock split, stock dividend, reverse stock split, recombination, reorganization or other recapitalization); (iii) the Holder shall pay or cause to be paid all expenses incurred by the Company in connection with such transfer; and (iv) such assignee or transferee agrees to be bound by this
Section 7 and by Section 8. This Section 7.7 shall not be construed to permit a transfer of registration rights by any person other than the Holder.

         Market Standoff. Each Holder agrees that, upon request of the Company or the underwriters managing an underwritten offering of the Company's securities, the Holder shall not sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of any Registrable Securities (other than those included in the registration) without the prior written consent of the Company or such underwriters, as the case may be, for a period of time (not to exceed one hundred eighty (180) days) from the effective date of a registration statement.

         Termination of Registration Rights. The rights granted in this Section 7 shall terminate on the earlier of (i) the second anniversary of the Company's initial public offering; (ii) the date on which all Registrable Securities held by any Holder may be sold within a three month period pursuant to Rule 144 promulgated under the Securities Act; or (iii) the date on which the Holders of more than fifty percent (50%) of all the Notes have entered into a Registration Rights Agreement or similar agreement with the Company covering the Registrable Securities held by them.

         8. Transfer. By accepting this Note and transferring to the Company the consideration for the Note, the Holder represents and warrants to the Company that the Holder is purchasing this Note for investment purposes only, for its own account, and without the present intention of effecting a transfer or distribution of this Note or the Conversion Shares. No Holder may pledge, assign, sell, transfer or otherwise convey any right, title or interest in or to this Note or the Conversion Shares without delivery to the Company of (i) an opinion of counsel satisfactory to the Company as to form, content and maker, that such transfer is exempt from registration under federal and applicable state securities laws, and (ii) an undertaking by the transferee to become bound by the provisions of this Agreement.

         9. Representation of Holder. The Holder identified above hereby represents and warrants that he or she is an "accredited investor" as defined in Rule 501(a) under the Securities Act, and that either individually or in connection with the Holder's purchaser representative, the Holder has sufficient sophistication in business and financial matters as to enable the Holder to evaluate adequately the merits and risks of an investment in the Company. In determining to invest in this Note the Holder has exercised due diligence in investigating the Company's properties, assets, and business and financial condition. Such Holder has had an opportunity to ask questions of, and receive answers from, the Company's officers, directors and employees and has reviewed such documents as he or she deemed necessary or appropriate in determining to invest in the Company.

         10. Notice. Any notices required or permitted to be given in connection with this Note shall be given in writing and may be transmitted (a) by certified or registered mail, postage prepaid and return receipt requested, in which case such notice shall be effective on the fifth day after deposit in the United States Mail; (b) by an overnight courier service of national standing, in which case notice shall be effective on the date the courier warrants delivery will occur; (c) by electronic facsimile transmission with confirmation of answerback, in which case notice shall be effective on the day after receipt of confirmation; or (d) by electronic mail with electronic confirmation of receipt, in which case notice shall be effective on the day after receipt of confirmation. In the event of electronic delivery pursuant to (c) or (d) above, the party transmitting notice shall, on or before the next business day, transmit a copy of such written notice in compliance with (a) above. Notices to the Company shall be addressed to the Company at its principal executive offices. Notices to the Holder shall be addressed to the Holder at the Holder's address set forth on the signature page of this Note, or as subsequently noticed to the Company in compliance with the foregoing provisions of this Section 10. Any notice required to be given to the Holder shall be transmitted on or before the date required under this Note, or otherwise on the earliest practicable date on which notice can be given (in the Company's good faith discretion), subject to applicable law and to the terms of confidentiality and non-disclosure agreements binding upon the Company. If, after complying with the foregoing sentence, the Company cannot comply with the minimum timing requirements for such notice, lack of notice shall not be deemed to have prejudiced the rights of the Holder so long as the Company has transmitted notice to the Holder not less than twenty (20) days prior to the date on which a right must be exercised under this Note.

         11. Governing Law. This Note shall be governed and construed in accordance with the laws of the State of Oregon.


                            [Signature Page Follows]

                  IN WITNESS WHEREOF, the undersigned caused this Note to be duly executed on the day and year first written above.

                                            CAPITAL DEVELOPMENT GROUP, INC.



                                            By
                                              ----------------------------------
                                                     Michael P. Vahl, President

AGREED AND ACCEPTED:

----------------------------------

----------------------------------
----------------------------------








4.4      Capital Development Group Stock Warrant Agreement

                         CAPITAL DEVELOPMENT GROUP, INC.
                         -------------------------------

                                  STOCK WARRANT
                                  -------------

EFFECTIVE DATE: May 31, 2000


         THIS WARRANT AND THE COMMON STOCK ISSUABLE UPON EXERCISE HEREOF ARE NOT REGISTERED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION, THE SECURITIES ADMINISTRATOR OF THE STATE OF OREGON OR THE SECURITIES AUTHORITIES OF ANY OTHER JURISDICTION, AND NO INTEREST HEREIN MAY BE OFFERED, SOLD, DISTRIBUTED, ASSIGNED, PLEDGED OR OTHERWISE TRANSFERRED UNLESS (A) THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND UNDER ALL APPLICABLE STATE SECURITIES LAWS COVERING ANY TRANSACTION INVOLVING THIS WARRANT OR THE COMMON STOCK ISSUABLE UPON THE EXERCISE HEREOF; OR
(B) THE COMPANY RECEIVES AN OPINION OF COUNSEL FOR THE HOLDER ACCEPTABLE TO THE COMPANY IN FORM, CONTENT AND MAKER TO THE EFFECT THAT SUCH TRANSACTION IS EXEMPT FROM REGISTRATION.


                                     Warrant
                      To Purchase Shares of Common Stock of
                         Capital Development Group, Inc.

         For value received, Capital Development Group, Inc., an Oregon corporation (the "Company"), grants to ____________________________, with its principal address at _______________________________________ ("Holder"), the
right, subject to the terms of this Warrant, to purchase at any time during the Exercise Period, the Underlying Shares at the price set forth in Section 1.6 below, subject to the price adjustment terms contained in Section 7.1 below.

         Definitions.

         As used in this Warrant, unless the context otherwise requires:

              "Capital Stock" means all classes of equity securities of the Company, including without limitation all of the Common Stock, and all classes and series of preferred stock.

              "Common Stock" means the common voting stock of the Company as constituted on the date of this Warrant.

              "Exercise Period" has the meaning set forth in Section 2.1.

              "Expiration Date" means the earlier of (a) July 30, 2000; (b) the announcement of a public offering by the Company of any class of Capital Stock or any security convertible into Capital Stock pursuant to a registration statement on Form S-1, S-2, SB-1 or SB-2 (or any superseding forms of registration statement); or (c) consummation of a merger, reorganization, or sale of substantially all of the assets of the Company.

              "Holder" means Holder and any permitted transferees of all or a portion of this Warrant or of Underlying Shares, as the context may require.

              "Price" means $0.50 per share, as adjusted pursuant Section 7.1 hereof.

              "Securities Act" means the Securities Act of 1933, as amended from time to time, and all rules and regulations promulgated thereunder, or any act, rules or regulations which replace the Securities Act or any such rules and regulations.

              "Underlying Shares" means ten thousand (10,000) shares of Common Stock (as adjusted pursuant to the terms of this Warrant) issued or subject to issuance upon exercise of this Warrant.

              "Warrant" means (i) this Warrant; and (ii) any warrants issued upon transfer, division or combination hereof, or in substitution herefor.

         Duration and Exercise of Warrant.

              Exercise Period. This Warrant may be exercised at any time during the period commencing on the effective date of this Warrant and ending on the Expiration Date (the "Exercise Period").

              Method of Exercise. Subject to the provisions of Sections 2.4, 2.5 and 8 below, this Warrant may be exercised by the Holder, in whole or in part, by (i) tendering to the Company a written notice of the Holder's election to exercise this Warrant, which notice shall specify the number of Underlying Shares to be purchased, (ii) surrendering this Warrant to the Secretary of the Company at its address as identified in Section 9.2 below, and (iii) executing and delivering to the Secretary of the Company a Notice of Exercise in the form attached as Exhibit A. Upon receipt by the Company of the foregoing documents and instruments, and subject to satisfaction of the conditions set forth herein, this Warrant shall be deemed to have been exercised and certificates respecting the Underlying Shares shall be deemed to have been issued, even though the stock transfer books of the Company may then be closed, and regardless of whether certificates representing the Underlying Shares have been issued or delivered to the Holder.

              Certificates. Within a reasonable time, but no more than thirty
(30) days after any exercise of this Warrant, certificates or letters of stock ownership representing the Underlying Shares obtained by such exercise shall be delivered to the Holder.

              Securities Act Compliance. Unless the transfer of this Warrant or the Underlying Shares has been registered under the Securities Act, as a condition of its delivery for transfer of a Warrant or certificates for the Underlying Shares, the Company may require the Holder (including the transferee of this Warrant or Underlying Shares in whose name the Warrant or the Underlying Shares are to be registered) to deliver to the Company an opinion of counsel satisfactory to the Company in form, content and maker, to the effect that the proposed transaction is exempt from registration. The Company may place conspicuously upon each certificate or other instrument representing the Underlying Shares a legend substantially in the form of the legend contained on the first page of this Warrant, and may issue stop transfer instructions to the Company's transfer agent or agents in respect of the Underlying Shares.

              Payment of Taxes. The Company shall pay all expenses in connection with, and all taxes and other governmental charges that may be imposed in respect of, the issue or delivery of Underlying Shares (other than taxes attributable to the net income of Holder). The Company shall not be required, however, to pay any tax or other charge imposed in connection with any transfer of this Warrant or in connection with the issue of any certificate for Underlying Shares in any name other than that of Holder, and in such case the Company shall not be required to issue or deliver any stock certificate until such tax or other charge has been paid or it has been established to the Company's satisfaction that no such tax or other charge is due.

         Validity and Reservation of Underlying Shares.

         The Company represents that this Warrant is, and covenants that all Underlying Shares issued upon exercise hereof will be, validly issued, fully paid and nonassessable. The Company agrees that, during the Exercise Period, the Company will have authorized and reserved for issuance upon exercise of Warrants a sufficient number of Underlying Shares to provide for exercise in full of the Warrants.

         Fractional Shares.

         No fractional shares shall be issued upon the exercise of the Warrant. As to any final fraction of a share which the Holder of the Warrant would otherwise be entitled to purchase upon such exercise, the Company shall pay to such Holder in cash the fair market value of such fractional share.

         Limited Rights of Warrant Holder.

         Until exercise of this Warrant the Holder shall not, solely by virtue of being the Holder of the Warrant, have any of the rights of a holder of Common Stock, either at law or equity. Following exercise of the Warrant in whole or in part, the Holder or the Holder's permitted assigns shall for all purposes be deemed the holder or holders of record of the shares issued upon such exercise or partial exercise.

         Exchange, Transfer or Loss of Warrant.

              Transfer, Division and Combination. Subject to Section 2.4,
2.5 and 8, this Warrant may be transferred, and the transfer will be registered on the books of the Company upon surrender hereof, together with a copy of the instrument of transfer. Upon such surrender the Company shall, subject to Sections 2.4, 2.5 and 8, execute and deliver new Warrants in the name of the assignee or assignees and in the denominations specified in the instrument of transfer, and this Warrant shall promptly be canceled.

              Loss, Theft, Destruction or Mutilation. Upon receipt by the Company of satisfactory evidence of the loss, theft, destruction or mutilation of this Warrant and either (in the case of loss, theft or destruction) a reasonable covenant of indemnification or (in the case of mutilation) the surrender of this Warrant for cancellation, the Company will execute and deliver to the Holder, without charge, a new Warrant of like denomination.

              Ownership of Warrants. The Company may deem and treat the person in whose name the Warrants are registered as the Holder and owner thereof for all purposes, notwithstanding any notations of ownership or writing on any Warrant or on any other instrument made by any person or entity other than the Company, and shall not be affected by any notice to the contrary.

         Antidilution Protection.

                  Price Adjustments.

         The Price and the number of Underlying Shares shall be subject to adjustment from time to time as set forth in this Section 7.

              If the Company at any time or from time to time issues for a consideration per share less than the Price (as adjusted for stock splits and stock dividends and as adjusted from time to time under this Section), (i) any shares of Common Stock (other than shares issued as a stock dividend as provided in paragraph (b) of this Section or in connection with employee compensation as provided in this Section), or (ii) any right or option (whether or not vested) to obtain Converted Securities (as defined below), then the Price shall be reduced to a price per share (calculated to the nearest cent) equal to the per-share consideration received by the Company in such issue. For the purpose of this paragraph (a), the following provisions also shall be applicable:

                  "Converted Securities" means the shares of the Company's
                      Common Stock issued upon any conversion of Series A Common Stock or upon exercise of any options, rights or warrants to subscribe for shares of the Company's Common Stock, or any other securities convertible into or exchangeable for shares of the Company's Common Stock.

                  The consideration received by the Company for an issue of
                      additional Common Stock or Converted Securities shall (i) to the extent it consists of cash, be computed at the net amount of cash received by the Company after deduction of any reasonable underwriting or similar commissions, compensation or concessions paid or allowed by the Company in connection with such issue or sale but without deduction of any expenses payable by the Company; (ii) to the extent it consists of property other than cash, be computed at the fair value of that property as determined in good faith by the Board of Directors; and (iii) if Common Stock or the right or option to Converted Securities are issued or sold together with other stock or securities or other assets of the Company for a consideration which covers both, be computed as the portion of the consideration so received that may reasonably be determined in good faith by the Board of Directors to be allocable to such Common Stock or Converted Securities.

                  No adjustment of the Price shall be made as a result of or in connection with the conversion of the Company's Series A Preferred Stock, or pursuant to the issuance or exercise of Common Stock or Converted Securities pursuant to any option, warrant or agreement outstanding or in effect on the date of this Warrant (including but not limited to any stock compensation agreements with the Company's key personnel), nor shall any adjustment of the Price be made for any issuance of Common Stock under the Company's existing or future incentive stock option plan or any similar employee benefit plan.

              If the Company at any time or from time to time effects a split, recombination or subdivision of its Common Stock or declares a dividend or other distribution payable in additional shares of Common Stock or other securities or rights convertible into Common Stock without payment of any consideration for the additional shares of Common Stock, then (i) the number of Underlying Shares which immediately prior to such change the Holder would have been entitled to purchase pursuant to this Warrant shall be increased or decreased in direct proportion to the increase or decrease, respectively, in the number of shares outstanding immediately prior to such change, and (ii) the Price in effect immediately prior to such change shall be increased or decreased in inverse proportion to such increase or decrease in the number of such shares outstanding immediately prior to such change.

              In case of (i) any capital reorganization or any reclassification of the Common Stock of the Company, (ii) the consolidation or merger of the Company with another corporation, or (iii) any sale, transfer or other disposition to another corporation of all or substantially all the property, assets, business and good will of the Company, the Holder of this Warrant shall thereafter be entitled to convert (and it shall be a condition to the consummation of any such reorganization, reclassification, consolidation, merger, sale, transfer or other disposition that appropriate provision shall be made so that such Holder shall thereafter be entitled to convert) this Warrant into the kind and amount of shares of stock and other securities and property that would have been received by the Holder if the Holder had exercised this Warrant in full immediately prior to such transaction.

              If the Company declares a dividend upon the Common Stock payable in securities of another entity, evidences of indebtedness issued by the Company or other person or entity, or assets (excluding cash dividends) or other options or rights not referred to in paragraphs (a) through (c) of this Section 7.1, then the Holder of this Warrant, shall, upon exercise hereof, be entitled to receive, in addition to the Underlying Shares, against payment of the Price therefor but without further consideration, the securities or property which the Holder of this Warrant would have received as dividends if such Holder had continuously been the holder of record of the Underlying Shares.

              Notice of Certain Events.

              Whenever the Price is adjusted as provided in Section 7.1 above, the Company shall promptly deliver to each Holder a notice signed by the Company's principal executive officer and by its principal financial officer or secretary stating the Price as adjusted. Such statement shall describe the facts requiring such adjustment, including where applicable a statement of the consideration received by the Company for any additional stock issued.

              If at any time:

                  1.1.1.1 the Company pays any dividend payable in stock upon its Common Stock or makes any distribution (other than cash dividends) to the holders of its Common Stock;

                  1.1.1.2 the Company offers for subscription pro rata to the holders of its Common Stock any additional shares of stock of any class or any other rights;

                  1.1.1.3 there occurs any capital reorganization or any
                          reclassification of or change in the outstanding capital stock of the Company (other than a change in par value, or a change from no par value to par value, or a change resulting solely from a subdivision or combination of outstanding shares), or any consolidation or merger, or any sale, transfer or other disposition of all or substantially all its property, assets, business and good will as an entirety, or the liquidation, dissolution or winding up of the Company;

                  1.1.1.4 the Company declares a dividend upon its Common Stock payable otherwise than out of earnings or earned surplus or otherwise than in shares or any stock or obligations directly or indirectly convertible into or exchangeable for shares; or

                  1.1.1.5 there shall be an initial public offering of the
                          Company's Common Stock.

then, in each such case, the Company shall at least fifteen (15) days prior to such event deliver notice to the registered Holder of this Warrant at the address of such Holder as shown on the books of the Company describing the event. The notice also shall specify the date on which the books of the Company shall close, or a record be taken, for such stock dividend, distribution or subscription rights, or the date on which such reclassification, reorganization, consolidation, merger, sale, transfer, disposition, liquidation, dissolution, winding up, or dividend shall take place, and shall further set forth such facts as may be reasonably necessary to indicate the effect of such action on the rights of the Holder of this Warrant.

         Effect of Merger or Consolidation. In the event of any merger, consolidation or reorganization of the Company with or into one or more other corporations which results in the holders of the Company's voting securities immediately prior to such event owning less than a majority interest of the voting securities of the surviving corporation immediately following such event, or in the event of any sale, lease, transfer or conveyance to another corporation of all or substantially all of the assets of the Company or proposed liquidation of the Company, then in any such event the Holder shall be given notice of such proposed action at approximately the same time and in substantially the same manner as to the holders of the Common Stock. If the proposed action is approved according to applicable law, the Holder shall be so notified in writing by the Company by registered or certified mail, and the Holder shall be entitled to exercise the Warrant pursuant to Section 2.2 above immediately prior to the consummation of such proposed action.

         Transfer Restriction.

              General. The Warrant may be assigned, transferred, hypothecated or sold only in accordance with Section 8.2 below, and only upon the assignee entering into a written agreement with the Company agreeing to become bound by the terms of this Warrant as a Holder. Any such assignment or transfer shall be made by surrender of this Warrant to the Company or its transfer agent, if any, together with delivery of (i) the form of assignment attached hereto as Exhibit B, and (ii) funds sufficient to pay any transfer tax, whereupon the Company shall, without charge, execute and deliver a new Warrant in the name of the permitted assignee and this Warrant shall promptly be canceled.

              Securities Law Compliance. This Warrant and the Underlying Shares may not be sold or otherwise transferred except as follows:

                   in a transaction that, in the written opinion of counsel satisfactory to the Company as to form, content and maker, is exempt from registration under the Securities Act and the securities laws of any state and, in which, in the opinion of such counsel, the delivery of a current prospectus or offering circular with respect thereto is not required; or

                   to any person upon delivery of a prospectus or offering circular then meeting the requirements of the Securities Act and applicable securities laws of other jurisdictions relating to such securities (as to which a Registration Statement or notification under the Securities Act and applicable securities laws of other jurisdictions shall then be in effect) and the offer and sale thereof.

         Miscellaneous.

              Successors and Assigns. All the covenants and provisions of this Warrant which are by or for the benefit of the Holder shall bind and inure to the benefit of its successors and permitted assigns hereunder. Holder shall have the right to retain or transfer this Warrant or the Underlying Shares as provided herein.

              Notice. Any notices required or permitted to be given in connection with this Warrant shall be given in writing and may be transmitted
(a) by certified or registered mail, postage prepaid and return receipt requested, in which case such notice shall be effective on the fifth day after deposit in the United States Mail; (b) by an overnight courier service of national standing, in which case notice shall be effective on the date the courier warrants delivery will occur; (c) by electronic facsimile transmission with confirmation of answerback, in which case notice shall be effective on the day after receipt of confirmation; or (d) by electronic mail with electronic confirmation of receipt, in which case notice shall be effective on the day after receipt of confirmation. In the event of electronic delivery pursuant to
(c) or (d) above, the party transmitting notice shall, on or before the next business day, transmit a copy of such written notice in compliance with (a) above. Notices to the Company shall be addressed to the Company at its principal executive offices. Notices to the Holder shall be addressed to the Holder at the Holder's address set forth on the signature page of this Warrant, or as subsequently noticed to the Company in compliance with the foregoing provisions of this Section 9.2. If notified by the Holder at any time or from time to time, the Company shall, contemporaneously with the transmittal of the notice to the Holder, transmit a copy of such notice to the Holder's attorney-in-fact. Any notice required to be given to the Holder shall be transmitted on or before the date required under this Warrant, or otherwise on the earliest practicable date on which notice can be given (in the Company's good faith discretion), subject to applicable law and to the terms of confidentiality and non-disclosure agreements binding upon the Company. If, after complying with the foregoing sentence, the Company cannot comply with the minimum timing requirements for such notice, lack of notice shall not be deemed to have prejudiced the rights of the Holder so long as the Company has transmitted notice to the Holder not less than twenty (20) days prior to the date on which a right must be exercised under this Warrant.

              Applicable Law. The validity, interpretation and performance of this Warrant shall be governed by the laws of the State of Oregon applicable to contracts wholly negotiated and performed in that State and without reference to the choice of law principles thereof.

              Headings. The Section headings herein are for convenience only and are not part of this Warrant and shall not affect the interpretation thereof.

              Severability. If any provision of this Warrant is contrary to applicable law, such provision shall be deemed ineffective without invalidating the remaining provisions. If and to the extent that applicable law confers any rights or imposes any duties inconsistent with or in addition to any of the provisions of this Warrant, the affected provision shall be considered amended to conform to such law.



                            [SIGNATURE PAGE FOLLOWS]

         DATED:   May 31, 2000

                  CAPITAL DEVELOPMENT GROUP, INC.


                  By:
                     ---------------------------------
                  Michael P. Vahl, President



                  HOLDER


                  By:
                     ---------------------------------
                  Print Name:
                             -------------------------
                  Title:
                        ------------------------------

                                    EXHIBIT A



                               NOTICE OF EXERCISE


                        (To Be Executed by the Holder to
                      Exercise Warrant in Whole or in Part)


TO:      CAPITAL DEVELOPMENT GROUP, INC.

The undersigned hereby irrevocably elects to exercise the right of purchase represented by the attached Warrant for, and to purchase ______________ shares of the Common Stock and tenders payment with this Exercise Form to the order of Capital Development Group, Inc. in the amount of $_____________.

The undersigned requests that certificates for such shares of Common Stock be issued and delivered as follows:

Name:
              ------------------------------------------------------------------
Address:
              ------------------------------------------------------------------
Deliver to:
              ------------------------------------------------------------------
Address:
              ------------------------------------------------------------------

and, if the purchased shares of Common Stock are not all of the shares of Common Stock purchasable under the Warrant, that a new Warrant for the purchase of the remaining Underlying Shares evidenced by such Warrant be registered in the name of, and delivered to, the undersigned at the address stated below.

Address:
              ------------------------------------------------------------------
Dated:                                         ,
              --------------------------------- -------------
Signature:
              ------------------------------------------------------------------
Note: Signature must correspond with the name as written upon the face of the attached Warrant in every particular, without alteration.

                                    EXHIBIT B



                               FORM OF ASSIGNMENT


                       (To Be Signed Only Upon Assignment)


         FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto______________________________________________________ the right to purchase
_________________________ shares of Common Stock evidenced by the attached Warrant, and appoints ________________________________ to transfer the same on the books of Capital Development Group, Inc. with the full power of substitution in the premises.


Dated:                                         ,
              --------------------------------- -------------
By:
              -----------------------------------------------
Title:
              -----------------------------------------------

Note: The signature must conform in all respects to the name of Holder as specified on the face of the attached Warrant without alteration, and the signature must be guaranteed in the usual manner.


Signature Guaranteed:

-----------------------------------------------



99.1 News Article re: Capital Developmnet Group Acquires IntraMed Corporation RIVERSIDE, Calif.--(BUSINESS WIRE)--May 12, 2000--Capital Development Group (OTCBB:CDVG), a internet based provider of billing, collection and consulting services to middle market health care providers, has completed the first phase of an aggressive acquisition program by purchasing IntraMed, developers of unique claims processing software.

According to Mike Vahl, President/CEO of CDVG, IntraMed was purchased for CDVG stock and assumption of ongoing expenses of the company including on-going funding of the customization and research into developing enhancements to the software. IntraMed will operate as a subsidiary of CDVG.

IntraMed was originally established to develop a scheduling program for doctors and has grown to become a totally integrated program capable of scheduling, billing and on line information faxing that can be operated by authorized health care professionals locally or remotely over the internet.

The Patient Tracking Wizard (PTW) software, written by IntraMed President, Max Stanford Tomlinson, Jr., who will remain with the company as a consultant and developer, automatically assigns incoming faxes to the appropriate cases while notifying insurance companies, providers and referring physicians when cases are scheduled and when reports come in.

A variety of management reports are easily generated and available to payers and accounts receivable finance companies through an Electronic Digital Interface.

Capital Development Group was originally founded in 1993. In 1999 the company was reengineered to provide a service for factoring, billing and collecting accounts receivables for financial institutions that either factor or finance Medical Healthcare Providers or directly for the providers themselves. The company also factors directly managed care claims for hospitals.

Stock in Capital Development Group is traded under the CDVG stock symbol.

99.2 New Article re: Capital Development Group Acquires Healthsource Financial Advisors

RIVERSIDE, Calif.--(BUSINESS WIRE)--June 2, 2000--Capital Development Group, Inc. (OTCBB:CDVG), an internet based provider of billing, collection and consulting services to middle market health care providers, has completed the second phase of an aggressive acquisition program by purchasing HealthSource Financial Advisors (HFA), providers of medical consulting and financing programs. Mike Vahl, President/CEO of CDVG, stated that HFA was purchased for CDVG stock and the assumption of ongoing expenses of the company including funding for additional refinement of HFA's existing and active programs. Vahl said, "HFA's main focus has been and will continue to be providing information tools that increase revenue and profitability for its clients."

HFA was established to provide consulting services to financial institutions dealing with the factoring of medical accounts receivable. In addition to this consulting role, HFA has been working on an innovative method of financing hospital receivables and is actively pursuing strategic alliances to begin this portion of their operation.

HFA's consulting services include analysis of accounts receivable, due diligence reports on potential financing clients, and recommendations of funding levels.

According to Peter Smith, president of HFA, the acquisition of HFA by CDG will allow HFA to aggressively market its services as well as provide a marketing arm for the IntraMed software recently purchased by CDVG. In its dealings with various medical providers and financing institutions HFA has developed a significant network of contacts that can rapidly expand the client base of HFA and CDVG.

Capital Development Group was originally founded in 1993. In 1999, the company was reengineered to provide a service for factoring, billing and collecting accounts receivables for financial institutions that either factor or finance Medical Healthcare Providers or directly for the providers themselves. The company also factors directly managed care claims for hospitals.