Form 10QSB
period 2000-09-30
CAPITAL DEVELOPMENT GROUP INC
filed 2000-11-15
CIK 922253

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

                  For the Three Months Ended September 30, 2000



                              --------------------



                         CAPITAL DEVELOPMENT GROUP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



           OREGON                                          93-1113777
----------------------------                   ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
    of incorporation or
       organization)


4333 Orange Street, Suite 3600                        Riverside, CA 92501-3839
----------------------------------------            ----------------------------
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



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class                          Shares Outstanding, September 30, 2000
      -----                          --------------------------------------

Common Stock, $.0001 par value                    9,963,935

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Capital Development Group, Inc.
Consolidated Balance Sheet

                                         September 30, 2000   September 30, 1999
                                         ----------------     -----------------
ASSETS
  Current Assets
    Cash and cash equivalents                $   5,011             $       -
    Accounts Receivable                         65,882                     -
    Prepaid Expenses                            75,000                     -
                                             ---------             ---------
  Total current assets                         145,893                     -
Fixed Assets                                    40,313                     -
Income tax provision                           493,974               442,773
Other Assets                                   313,643                     -
                                             ---------             ---------
TOTAL ASSETS                                 $ 993,823             $ 442,773
                                             =========             =========
LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
         Accounts Payable                    $  62,577             $  97,099
           Advances from stockholders           75,000                     -
           Accrued Expenses                     12,419                     -
           Loans from affiliates                99,357                84,273
                                             ---------             ---------
    Total Current Liabilities                  249,353               181,372
    Convertible Notes Payable                  235,000                     -
                                             ---------             ---------
  Total Liabilities                            484,353               181,372

  Equity
    Paid in Capital                          2,493,301             2,040,942
    Offering Expenses                           (9,150)               (9,150)
    Common Stock                                 1,213                   699
    Retained Earnings                       (1,719,409)           (1,719,409)
    Net Loss                                  (256,486)              (41,116)
                                             ---------             ---------
  Total Equity                                 509,470               261,401
                                             ---------             ---------
TOTAL LIABILITIES & EQUITY                   $ 993,823             $ 442,773
                                             =========             =========

See accompanying notes to financial statements.

Capital Development Group, Inc.
Income Statement
For the Nine (9) Months Ending


                                               Jan - Sep  2000       Jan - Sep  1999
                                               ---------------       ---------------
Revenues                                          $  65,788             $       -

     Expense
          General and administrative                 79,881                10,510
          Product Support                           153,340                     -
          Professional Fees                          38,419                 5,708
                                                  ---------             ---------
     Total Expense                                  271,640                16,218

                                                  ---------             ---------
Net Ordinary Income                                (205,863)              (16,218)

Income tax provision                                 41,172                 3,243
                                                  ---------             ---------
Net Income                                        $(164,690)            $ (12,975)
                                                  =========             =========

Earnings per share on Income(Loss) from Operations    (0.02)                (0.00)
                                                  =========             =========

Average number of shares outstanding              8,726,909             7,158,535


See accompanying notes to financial statements.

Capital Development Group, Inc.
Statement of Cash Flows
For the Nine (9) Months Ending
                                                         January through September
                                                              2000      1999

Increase (decrease) in cash
  Cash flows from operating activities
    Net loss                                               $(164,690)  $ (12,974)
    Change in current assets
       Increase) decrease in:
         Accounts receivable                                 (36,692)          0
         Prepaid expenses                                    (69,000)          0
         Income tax provision                                (41,172)     (3,244)
    Change in current liabilities (Decrease) increase in:
         Accounts payable                                     13,436         440
         Advances from shareholder                            75,000
         Accrued expenses                                     (1,737)          0
         Due to affiliates                                    72,242      15,778

      Net cash used for operating activities                (152,613)          0

  Cash flows from investing activities
    Purchase of fixed assets                                    (506)          0
    Investment in other assets                                 1,380           0

      Net cash used for investing activities                     874           0

  Cash flows from financing activities
    Issuance of notes                                         25,000           0
    Issuance of stock                                              0           0

      Net cash provided by financing activities               25,000           0

Net increase (decrease) in cash                             (126,739)          0

Cash, beginning of period                                    131,750           0

Cash, end of period                                        $   5,011   $       0

See accompanying notes to financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT
            ACCOUNTING POLICIES:

Organizational Data:
-------------------
Capital Development Group, Inc. was incorporated on May 19, 1993 as an Oregon corporation. The company was organized to engage in the business of purchasing healthcare receivables from hospitals and other healthcare institutions at a discount and administering the collection process of such receivables. The source of funding for such purchases will be its wholly owned subsidiary, CDG Credit Corporation, which has not yet commenced operations. The company has developed its own "Administrator One" software to monitor purchase and collections of accounts receivable.

Effective April 1, 2000, the Capital Development Group, Inc. acquired IntraMed Corporation, a developer of unique claims processing software. IntraMed was purchased for common stock and the assumption of ongoing expenses including the funding of the customization and research into developing enhancements to the software. IntraMed will operate as a subsidiary of the company.

Effective April 1, 2000, the company acquired HealthSource Financial Advisors, LLC, a provider of medical consulting and financing programs. HealthSource Financial Advisors was purchased for common stock and Preferred Stock Series A and the assumption of ongoing expenses including funding for additional refinement of the entities existing and active programs. HealthSource Financial Advisors will operate as a subsidiary of the company.

Accounting Method

The Company maintains its books of account on the accrual basis of accounting. Under this method of accounting, revenue is recognized when they are earned, or billed, and expenses are recognized when goods or services are received, whether paid or not.

Basis of Presentation

Compilations are limited to presenting, in the form of financial statements, information that is the representation of management. The financial statements have not been audited or reviewed.

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

The Company currently has net operating loss carry-forwards to future periods for book and tax purposes of approximately $2,470,000 in the third quarter of 2000. A deferred tax asset has been recorded. Net operating losses may be carried forward for 15 years for loss years prior to August 6, 1997 and twenty years for loss years after August 6, 1997.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

NOTE 2 - RELATED PARTY TRANSACTIONS:

The Company President, who is also a 56% shareholder, provides management services for a fee, and is also reimbursed for expenses incurred for Company related activities. The company has been unable to compensate and reimburse the President completely, and has therefore recorded accrued liabilities of $159,901 in 2000. Total charges to the Company for management and expenses are $78,237 in the third quarter of 2000.

The long-term accounts payable in 1997 and the note payable in 1998 are also payable to various shareholders and an investment consultant of the company. $44,300 of the long-term accounts payable in 1997 were converted to 103,600 shares of common stock at the end of 1998. The remaining $12,000 was paid in cash in 1998.

The Company has received a licensing commitment from The Vahl Software Group, an assumed business name of the Company President, for Administrator 2, which is a new software package that is functionally similar to Administrator 1. The license agreement for Administrator 2 will require the Company to pay The Vahl Software Group a royalty of $0.25 for each medical account receivable processed through Administrator 2.


NOTE 3 - PREFERRED STOCK AND COMMON STOCK ISSUANCES:

The company converted $44,300 in accounts payable to 103,600 shares of common stock as part of its settlements with creditors.

Had these conversions occurred at the beginning of the year, the per share earnings would have been decreased by $.0006 on income before extraordinary items, and $.0039 on net income.

NOTE 4 - LONG-TERM NOTES PAYABLE

The Company has issued $235,000 in subordinated convertible promissory notes due November 30, 20001. The notes bear interest from the date transacted of $10% per annum until paid or until maturity. The Holder may convert all of the outstanding principal of the note into the Company's Common Stock (a) at the election of each Holder (i) within 120 days prior to the reasonably anticipated effective date of any registered, underwritten public offering of the Company's equity securities with proceeds to the Company in excess of $7,000,000 at a valuation in excess of $15,000,000 (a "Qualifying Public Offering"); (ii) upon the occurrence of an Event of Default; (iii) contemporaneously with a private placement of the Company's equity securities resulting in an investment by one or a group of five or fewer investors of not less than $2,000,000 (a "Qualifying Private Placement"); (iv) immediately prior to the closing of any merger, reorganization or sale of all or substantially all of the Company's assets; (v) on or before the tenth (10th) day prior to a prepayment date specified in a notice of prepayment given pursuant to Section 3, above; or (vi) at the Maturity Date; or (b) at the election of the Company within 120 days prior to the reasonably anticipated effective date of any Qualifying Public Offering. The number of shares issuable upon conversion (the "Conversion Shares") shall be equal to the total amount of principal and unpaid interest on this Note as of the date of conversion, divided by the Conversion Price. The Conversion Price per share shall be equal to the lesser of (I) the lowest per-share price at which Common Stock has been sold to any person (other than pursuant to exercise of stock options or warrants) at any time after the issuance of this Note and before the date of conversion; or (II) $0.50.


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


Item 2.  Management Discussion and Analysis or Plan of Operation

Disclosure regarding forward-looking statements.

This filing includes "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's beliefs and assumptions based on currently available information. All statements other than statements of historical fact regarding our financial position, business strategy and management's plans and objectives for future operations are forward-looking statements. Although the Company believes that management's expectations as reflected in forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. Many of these risks and uncertainties are disclosed in our recent filings with the Securities and Exchange Commission, including those set forth below and those disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2000. You should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

(a)      Plan of Operation

         In May thru September of 2000, the company raised $235,000 in the form of Convertible Notes (see Part II, Item 2). The company expects to raise additional funds in the same manner in the fourth quarter of 2000. The company anticipates it will begin to generate revenue starting in the fourth quarter of 2000. The company moved to its new office facility in May 2000.

         During the fourth quarter of 2000, the company plans to finalize its license agreement with The Vahl Software Group (VSG) for its Administrator 2 tracking software. Due to the affiliated relationship between VSG and CDG, Mr. Gordon Root and CDG counsel plan to negotiate and approve the license on behalf of CDG. Although various terms of the license agreement are yet to be negotiated, CDG has received a verbal commitment from VSG for a non-exclusive, royalty based license that will require CDG to pay VSG a royalty of $0.25 (twenty-five cents) for each Medical Accounts Receivable (MAR) processed through Administrator 2.


         In connection with the documentation of the license for Administrator 2, the purchase of hardware components and the engagement of full time employees, CDG will be seeking approximately $2 million to $5 million in additional equity investment or debt financing in order to finance our initial purchase of MAR. CDG has had preliminary discussions with counsel and with prospective investment bankers regarding the appropriate method and process for raising equity capital. In connection with the purchase of the MAR (and by using the MAR as collateral), CDG also plans to seek an operating line of credit to allow the company to expand its MAR acquisitions. The investment bankers with whom CDG has spoken have suggested that CDG may obtain a secured operating line of credit in an amount equal to six to ten times the amount of the proposed equity or debt financing. The funds from the operating line, together with the equity funding and operating revenues, should be sufficient to satisfy its capital requirements for the foreseeable future.

         Healthcare Logx (Logx) is an Arizona based firm that manages Ancillary Networks for large healthcare plans. Logx is planning to use the IntraMed Software to manage the networks that it receives management contracts with. Logx is going live with the software on their first contract on November 1, 2000. While IntraMed and Logx have agreed to preliminary fees for the use of the software, they have indicated that they plan to finalize CDG's licenses before the end of the year.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

         During the past five years, our director and officer has been working to correct problems arising from a major fraud committed against CDG. The fraud involved $3,500,000 in counterfeit certificates of deposit that were issued to CDG in exchange for significant equity and $500,000 in cash. The fraud left CDG in a tenuous financial position that CDG has sought diligently to correct. The only revenue CDG has generated during the past four years was a software license fee from Aries Financial Group in the amount of $100,000.CDG used these funds, in large part, to reach accords with most of its creditors, all of whom were due monies for products or services provided prior to March, 1995. As a result of these compromises reached with creditors, CDG's payables with respect to those prior obligations have been eliminated for accounting purposes. While we now have an accumulated deficit of $2,469,868, the company believes it has substantially reduced the likelihood of material claims by its creditors and that its financial condition, due to the significant debt reduction, is more stable than in the months immediately following the fraud.

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


ITEM 2.  CHANGES OF SECURITIES

At its Special Meeting of Shareholders held on August 15, 2000 the Company adopted its Restated Articles of Incorporation. One effect of the amendment was to afford the Company's board of directors the discretion to designate and to set the terms, preferences, conditions and limitations of future series of preferred stock. The full text of the Restated Articles of Incorporation is set forth as Exhibit 3.1.

In May and June 2000, the company sold $210,000 in Convertible Notes. The company also sold another $25,000 in July, August and September. The conversion features are as follows:

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 15th 2000, Capital Development Group, Inc., held its Annual Meeting of Shareholders in Portland, Oregon. The following matters were submitted to the shareholders for a vote:

     1.  Election of the Board of Directors.

                  The shareholders elected Gordon C. Root, Joseph V. DiFilippo and Michael P. Vahl to the Board of Directors.

     2.  Ratification of Auditors.

                  The shareholders voted to give the Board of Directors the authority to contract with Ernst & Young LLP or Moss Adams LLP as the company's auditors for the 2000 fiscal year.

     3.  Approval of Restated Articles of Incorporation.

                  The shareholders approved the Restated Articles of Incorporation as shown as Exhibit 3.1.

All votes in the above matters were without dissent.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit           Item

3.1               Articles of Incorporation
27.1              Financial Data Schedule

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital Development Group, Inc.


By:      /s/ Michael P. Vahl, President
    ----------------------------------------
November 14, 2000