Form 10KSB
period 2000-12-31
CAPITAL DEVELOPMENT GROUP INC
filed 2001-05-22
CIK 922253

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 1O-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number: 0-25974

                         CAPITAL DEVELOPMENT GROUP, INC.
                 (Name of small business issuer in its charter)

                   Oregon                                        93-1113777
(State or other jurisdiction of incorporation                (I.R.S. Employer
                       or organization)                      Identification No.)

               4333 Orange Street, Suite 3600, Riverside, CA 92501 (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (909) 276-0873

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, par value $0.0001
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [  ]  No [XX]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year were $54,010. The aggregate market value of voting stock held by non-affiliates of the registrant was $1,505,373 as of March 30, 2001, based upon the last sales price as reported on the Nasdaq OTC Bulletin Board.

The number of shares outstanding of the Registrant's Common Stock as of March 29, 2001 was 10,163,935.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

                      Documents Incorporated by Reference
None.

================================================================================

                         CAPITAL DEVELOPMENT GROUP, INC.
                                FORM 10-KSB INDEX




                                     PART I
                                                                                          Page

Item 1.             Description of Business..............................................  3

Item 2.             Description of Property..............................................  4

Item 3.             Legal Proceedings....................................................  4

Item 4.             Submission of Matters to a Vote of Security Holders..................  5

                                     PART II

Item 5.             Market for Common Equity and Related Stockholder Matters.............  5

Item 6.             Management's Discussion and Analysis or Plan of Operation............  6

Item 7.             Financial Statements................................................. 10

Item 8.             Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.................................. 10

                                    PART III

Item 9.             Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act.................... 11

Item 10.            Executive Compensation............................................... 11

Item 11.            Security Ownership of Certain Beneficial Owners and
                    Management........................................................... 12

Item 12.            Certain Relationships and Related Transactions....................... 12

Item 13.            Exhibits and Reports on Form 8-K..................................... 13

                    Signatures........................................................... 13

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

ITEM 1.  DESCRIPTION OF BUSINESS

(a)      Business Development

         Capital Development Group, Inc. ("CDG", the "Company" or the "Registrant") is an Oregon corporation incorporated on May 19, 1993. Its authorized capital consists of 30,000,000 shares of common stock, of which 10,163,935 shares were issued and outstanding as December 31, 2000. Shares of CDG common stock have traded on the Nasdaq Stock Market
         - OTC Bulletin Board since September 1994 under the symbol "CDVG."

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

         In early 2000 CDG acquired two companies - IntraMed Corporation ("IntraMed") and Healthsource Financial Advisors ("HFA"). IntraMed is a developer of an Internet based referral, scheduling, billings and claims processing software for the healthcare industry. HFA is a healthcare financial consulting firm. Both company's were acquired for stock.

(b)      Business of Issuer

         CDG was originally formed to be a Medical Accounts Receivable (MAR) factoring company. We developed a software package (Administrator 1) to help manage the MAR's. After the acquisition of IntraMed Corporation in April 2000, the Company changed direction to become an information management Company in the healthcare industry.

         CDG currently acts as a holding Company for two ongoing businesses, IntraMed Corporation and Healthsource Financial Advisors.
         CDG, as the parent Company, is responsible for funding and helping with business contacts to enhance the profitability of its subsidiaries.

         We have no employees. Our president, Mr. Michael P. Vahl, receives no salary or other benefits, but bills us for his services at the rate of $100 per hour. At present, we owe Mr. Vahl approximately $130,000 for accrued hourly billings and expenses.

         IntraMed is a software company with its principal product being Internet based, medical referral, scheduling, billings and claims processing software. IntraMed currently has a small client base while it finishes the development of the system. It is now ready to go to market and CDG intends to help IntraMed with marketing and sales support to achieve profitability in 2001.

         HFA is a healthcare financial consulting company. Due to the resignations of the two employees of HFA in December 2000, HFA is currently in a dormant stage.

ITEM 2.  DESCRIPTION OF PROPERTY

The Registrant does not currently own any real property. We are currently leasing 1,200 square feet of office space in Riverside, California to conduct our operations.

We also own 7 computers, 2 servers, a laser printer and various pieces of office furniture.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is not currently involved in any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 2000.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

The common stock of Capital Development Group, Inc. is currently traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB") under the symbol CDVG. The stock has traded regularly over the past year. Over the most recent 52-week period the stock has traded in a range of $0.188 (low) and $3.00 (high) per share. The trading history of the stock for the past two years is summarized below.

          ------------- ---------------- --------------------
          QUARTER       LOW TRADE        HIGH TRADE
          Q4 2000         1/4                1 14/16
          ------------- ---------------- --------------------
          Q3 2000       1 3/16               2 11/16
          ------------- ---------------- --------------------
          Q2 2000         3/16               3
          ------------- ---------------- --------------------
          Q1 2000         5/16                 3/4
          ------------- ---------------- --------------------
          Q4 1999         3/16                 5/8
          ------------- ---------------- --------------------
          Q3 1999         1/8                  1/4
          ------------- ---------------- --------------------
          Q2 1999         1/4                  5/16
          ------------- ---------------- --------------------
          Q1 1999         1/16                 3/4
          ------------- ---------------- --------------------

The quotations reflect reported inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Approximately 801,086 of the Registrant's shares are held in street name. Approximately 50 individual shareholders hold the remaining shares of common stock. We have not paid dividends on our common stock and do not anticipate paying dividends in the future.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)      Plan of Operation

In recent months our president, Mike Vahl, has satisfied our cash requirements by lending funds to us in exchange for demand promissory notes. At December 31, 2000 they totaled approximately $55,000.



The Company hopes to negotiate a debt financing line of credit in the second quarter of 2001. This line will help stabilize the company's cash flow and help with marketing the Company's products.



The Company plans to start marketing IntraMed's Software Package, The Patient Tracking Wizard ("PTW") in mid 2001. IntraMed has spent much of 2000 making enhancements to the software and feels that with the help of its current customers, the software is ready to be marketed on a national basis.



The PTW is perfectly tailored for the Workers Compensation market. The Internet accessibility is designed for case managers located remotely from their corporate headquarters or offices. The case managers can access the software from anyplace that they can access the Internet. This provides great flexibility for the case managers as well as the Workers Compensation Insurance Carriers. The PTW can also function efficiently in both a physicians office setting or a medical clinic setting



(b) Management's Discussion and Analysis of Financial Condition and Results of Operations


Mr. Vahl, CDG's current president, has indicated a willingness to continue to loan money to CDG until we become operational and profitable, but he is under no obligation to do so, and he may therefore withdraw his lending commitment and demand payment of outstanding debts at any time.

However, a number of uncertainties may have an effect on our business, financial conditions and operations, and those effects may be material and adverse. These uncertainties include the following:

WE WILL REQUIRE ADDITIONAL FUNDING TO COMMENCE OPERATIONS.

We currently have no substantial cash reserves and have continued to accumulate significant liabilities. If we do not receive additional capital during the first half of 2001, we will be unable to implement our business plan and we will not generate revenues sufficient to satisfy our existing liabilities. One result of such an event is that our stock price would decrease materially and could become valueless.

WE MAY BE UNABLE TO CONTINUE BORROWING MONEY FROM MR. VAHL AND HE MAY CALL OUR OUTSTANDING OBLIGATIONS.

We recently have met our current expenses by borrowing money from our controlling shareholder, Mr. Mike Vahl, in exchange for demand promissory notes. We anticipate continuing to fund our necessary expenses by borrowing additional funds from Mr. Vahl until we begin to generate revenues sufficient to satisfy our current obligations. However, Mr. Vahl is not subject to a binding obligation to lend additional funds to CDG, and there can be no assurance that he will continue to do so. If we fail to obtain the necessary capital by borrowing money from this individual or from other sources, our business, financial condition and operation will be affected materially and adversely.

Additionally, we owe substantial sums of money to Mr. Vahl, under terms that require payment on demand. If he should demand repayment of all or a portion of the loans before we generate sufficient revenues to fund these payments, such a demand would have a material adverse effect on our business, operations and financial condition.

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

THE COMPANY ISSUED $235,000 IN CONVERTIBLE DEBT THAT IS DUE ON NOVEMBER 30,
2001.

In May and June 2000, the Company issued $235,000 in Convertible Notes. These notes have a due date of November 30, 2001. They have a coupon rate of 10% and will convert the amount due plus accrued interest into the Companies' common stock at fifty cents ($.50) per share. The notes have six different triggering events that allow the note holders to convert into stock at their option. No notes have been converted as of December 31, 2000.

DELINQUENT SEC FILINGS

The Companuy's June 30, 2000 and September 30, 2000 Form 10-QSBs were not reviewed by the Company's accountants in accordance with Statement on Auditing Standards No. 71 ("SAS 71"), "Interim Financial Information". Federal Securities law requires SAS 71 reviews. Additionally, the Company has not filed Form 8-K in connection with the acquisitions of IntraMed and HFA. Furthermore, as of May 18, 2001, the Company has not filed form 10-KSB for the year ended December 31, 2000 or Form 10-QSB for the quarter ended March 31, 2001. Such filing delinquencies constitute securities laws non-compliance and, among other actions enforceable by the SEC, could result in de-listing of the Company's common stock from the OTCBB.

In addition, any owners of the Company's restricted securities who are otherwise eligble to sell such securities under Rule 144 may be temporarily unable to do so until such filing delinquencies are cured.

THE COMPANY ENTERED INTO AN AGREEMENT WITH CENTEX SECURITIES TO HELP MAKE A MARKET IN OUR STOCK.

In June 2000, the Company entered into an agreement with Centex Securities to assist them in helping to make a market in its stock. Centex is to bring on market makers and provide general counsel in helping the Company make decisions as it relates to the public market for its stock. The Centex agreement was paid for with 600,000 shares of common stock.

DURING THE YEAR THE COMPANY HAD A NUMBER OF EQUITY TRANSACTIONS.

The company acquired 100% of the IntraMed Corporation common stock in April 2000 for 1,540,000 shares of its Common Stock. IntraMed has as its main asset the Patient Tracking Wizard (PTW). The PTW has been going through extensive enhancement though the balance of 2000 and early 2001. We intend to start marketing the software on a national basis in mid 2001.

The Company acquired a 100% interest in Healthcare Financial Advisors, LLC. in May 2000 for 350,800 shares of its Common Stock as well as 157,867 shares of the companies Class A Preferred Stock. HFA spent the balance of 2000 trying to get operational with its Quick Pay product. A number of circumstances contributed to the failure of HFA to achieve its goal. Consequently the employees of HFA resigned in December 2000. The operations of HFA have been suspended and there are no plans for them to recommence at this date.

The Company issued shares in exchange for services to Tiger Branch and Centex Securities. Tiger Branch does Public Relations for the Company and Centex provides market makers and general counsel to the Company.

The Company issued shares in exchange for Notes Payables due to Mr. Gordon Root and Mr. Michael Vahl. Mr. Root loaned money to the Company and agreed to take stock as repayment in exchange for the note amount plus accrued interest. Mr. Vahl agreed to exchange stock for the accrued management services and accrued expenses that he had incurred up through June 2000.

The Company also issued warrants in a couple of separate transactions. The Convertible Notes sold by the Company in 2000 had warrants attached. For each unit purchased ($5,000), the note holder received warrants to purchase 10,000 shares of the Company's common stock ($.50 per share) that would expire on November 30,2000. Subsequently, the warrant agreements were modified to be $.25 per share and extended to December 31, 2000. $52,500 was raised (210,000 shares sold) from the sale of these warrants. The Company also borrowed money from an investor in September 2000. In exchange for the loan at 10% per annum, the Company agreed to give the investor warrants to purchase up to 50,000 shares of the Company's common stock at $.50 per share with an expiration date in September 2001.

THE COMPANY HAD A SIGNIFICANT LOSS IN 2000.

The Company had a net loss of $3,811,343 in 2000. This was due primarily due to stock issuances and other costs associated with the issuance of notes and the suspension of operations for HFA. The loss from operations in 2000 was $886,415.

THE STATUS OF THE COMPANIES' NEW SUBSIDIARIES.

IntraMed has spent the 2nd half of 2000 as well as the 1st half of 2001 enhancing the Patient Tracking Wizard. It currently has 4 employees: three Software Engineers and one Customer Service Representative. The Company plans to launch the PTW on a nationwide basis in the 3rd quarter of 2001. The Company believes that there is a large segment of the Workers Compensation arena that is available to be marketed to.

Healthsource Financial Advisors has had their operations suspended as of December 31, 2000. This occurred when the two employees of HFA resigned due to frustration in bringing HFA's product to Market. The Company is not attempting to restart operations at this time.

THE COMPANY HAS SIGNED A LETTER OF INTENT TO ACQUIRE MEDTEL CENTERS, INC.

On April 11, 2001, the Company signed a Letter of Intent to purchase 100% of the common stock of MedTel Centers Inc. (MedTel). MedTel is currently a customer of IntraMed. MedTel is currently in the business of directing and managing pain management surgeries. They contract for facilities and re-bill the facilities out to Workers Comp insurance carriers at a marked-up price.

MedTel is currently negotiating to manage Outpatient Surgery Centers using the IntraMed Software Platform. This creates a new highly profitable area of business for MedTel. It also creates a new customer base for IntraMed, who will add a number of new customers paying a monthly software-licensing fee.

The Company hopes to complete the acquisition by the end of the 2nd quarter
2001.



ITEM 7.  FINANCIAL STATEMENTS

         Financial Statements are included as part of this document at the end of the document.

ITEM 8.  CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS

         On March 23, 2001, the Company engaged Squar, Milner, Reehl & Williamson LLP as its principal accountants. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure of any reportable events. The former accountants resignation became effective on May 15, 2000.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Michael P. Vahl, age 43, is the President, Secretary and a director of CDG. Mr. Vahl's one-year term as a director has been renewed annually at each of the last three shareholder meetings. Mr. Vahl is compensated on an hourly basis as an independent contractor for his activities on behalf of CDG. CDG has no other employees. Mr. Vahl has been with the Registrant since its inception in 1993. From its inception until January 1996, he was the Executive Vice president and Chief Operating Officer. In January of 1996, he became the Registrant's President and Chief Executive Officer. Since 1988, Mr. Vahl has also owned and operated The Vahl Software Group, a sole proprietorship that provides software development and consulting services. Mr. Vahl is not an officer or director of any other entities, and has never been involved in any bankruptcies or criminal matters.

Gordon C. Root, age 41 is a director of CDG. Mr. Root's one year term began at the Annual Meeting of the Shareholders held on August 16, 2000. Mr. Root has been a shareholder of CDG since 1994.

Based upon a review of forms submitted to the registrant, neither Mr. Vahl nor Mr. Root has timely filed all reports required to be filed pursuant to Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

Michael P. Vahl is the President of CDG, but he currently receives no salary or other benefits. He bills CDG on an hourly basis of $100 per hour for time he spends on behalf of CDG. In the last three years, CDG has paid the following amounts to Mr. Vahl: 1996 - $0, 1997 - $0, 1998 - $17,300, 1999 - $0. CDG
currently is indebted to him for approximately $185,000 in loans and unpaid services, and anticipates that this indebtedness will grow to approximately $210,000 by the end of the second quarter of 2000. In addition, in December 1996, CDG issued 151,542 shares of preferred stock to Mr. Vahl in exchange for unpaid management services of $530,396 that dated from 1992. This preferred stock was converted to 497,946 shares of CDG common stock in December 1998.

If we are successful at implementing our operational plan in 2000, we expect to pay Mr. Vahl additional consulting fees, but we will not pay salary or benefits to Mr. Vahl until we generate cash flow from operations.

CDG has not established and does not anticipate establishing any benefit plans, option plans or other forms of alternative executive compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


-------------- ------------------------ -------------------- ----------------
                                        Amount and Nature of
Title of Class Name of Beneficial Owner Beneficial Ownership Percent of Class
-------------- ------------------------ -------------------- ----------------
Common Stock   Michael P. Vahl
-------------- ------------------------ -------------------- ----------------
Common Stock   Gordon Root
-------------- ------------------------ -------------------- ----------------


No arrangement known to the registrant would reasonably be expected to result in a change in control of the registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1996, CDG issued 151,542 shares of preferred stock to our President, Michael P. Vahl, in return for unpaid management services of $530,396 that dated from 1992. Mr. Vahl, as the sole director of CDG, independently approved this transaction by making the determination that the conversion would benefit CDG by reducing the debt on CDG's balance sheet.

Mr. Vahl has also advanced approximately $55,000 to CDG that also bears interest at 0% to pay current operating expenses, and he may, but is not required to, continue to do so until CDG becomes operational and profitable. These advances are reflected in the accrued management services and expense obligations described under "Executive Compensation" above. CDG may borrow additional funds from Mr. Vahl during the remainder of 2000, but Mr. Vahl is not obligated to make such loans. These loans, if made, will be payable on demand.

In December 1998, Mr. Gordon Root, a shareholder of the Company, loaned CDG $20,000 to facilitate the payment of creditors and provide short-term working capital. The loan is a demand loan that bears interest at 8.5% and which Mr. Root may call at any time. Mr. Root is not obligated to loan any additional funds to CDG.

On June 30, 2000, the Company converted $117,250 in accrued management services to Mr. Vahl into 234,500 shares of the Company's common stock. The stock was restricted under Rule 144. On the same date the Company converted the $20,000 note plus accrued interest, owed to Mr. Root, into 45,100 shares of the Company's common stock. The stock was restricted under Rule 144.

Except for the relationships disclosed above, we do not anticipate entering into any contracts or arrangements with officers, directors or other affiliates of CDG.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

None.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                CAPITAL DEVELOPMENT GROUP, INC.

                                                By:                 /s/
                                                Michael P. Vahl, President
                                                Principal Executive Officer
                                                April 6, 2001



                                                By:                 /s/
                                                Michael P. Vahl, President
                                                Principal Financial Officer
                                                April 6, 2001

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Independent Auditors' Report.......................................... 1

Consolidated Balance Sheets........................................... 2

Consolidated Statements of Operations................................. 3

Consolidated Statements of Stockholders' Deficit...................... 4

Consolidated Statements of Cash Flows................................. 6

Notes to Consolidated Financial Statements............................ 8

                          INDEPENDENT AUDITORS' REPORT


         To the Board of Directors and Stockholders
         Capital Development Group, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheet of Capital Development Group, Inc. and Subsidiaries (collectively referred to as the "Company"), as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 1999, were audited by other auditors whose report dated March 17, 2000 expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Development Group Inc. and Subsidiaries as of December 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit and has experienced a loss of approximately $4,000,000 for the year ended December 31, 2000. As discussed in Note 14 to the consolidated financial statements, a significant amount of additional capital will be necessary for the Company to maintain and increase operations. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 14. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



         /s/ SQUAR, MILNER, REEHL & WILLIAMSON, LLP

         May 18, 2001
         Newport Beach, California

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
--------------------------------------------------------------------------------
                                                        2000          1999
                                                   ------------- --------------

                                     ASSETS

Current Assets
     Cash                                          $    19,790   $          -
     Accounts receivable                                13,603              -
     Other current assets                                3,623              -
                                                   ------------- --------------
                                                        37,016              -

Furniture and Equipment, net                             19,885             -

Intangible Assets, net                                 385,965              -
                                                   ------------- --------------

                                                   $   442,866   $          -
                                                   ============= ==============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable and accrued liabilities        $   171,209   $     14,934
   Due to related parties                              195,596        102,701
   Convertible Notes Payable                           247,904              -
   Notes payable                                        78,125              -
                                                   ------------- --------------
                                                       692,834        117,635

Deferred Tax Liability                                  99,516              -

Commitments and Contingencies

Stockholders' Deficit
   Common stock; $0.0001 par value; 30,000,000
     shares authorized; 10,163,935 and 7,158,535
     shares issued and outstanding as of December
     31, 2000 and 1999, respectively                      1,017            716
   Convertible Series A preferred stock; $0.0001
     par value; 300,000 shares authorized;
     157,867 shares issued and outstanding as of
     December 31, 2000; no shares issued and
     outstanding as of December 31, 1999                     16              -
   Additional paid-in capital                         5,620,102      2,040,925
   Accumulated deficit                               (5,970,619)    (2,159,276)
                                                   ------------- --------------
                                                      (349,484)      (117,635)
                                                   ------------- --------------

                                                   $   442,866   $          -
                                                   ============= ==============

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------
                                              2000            1999
                                         -------------   -------------


REVENUES                                 $      54,010   $           -

OPERATING EXPENSES
     Depreciation and amortization             319,461               -
     Payroll expenses                          227,317               -
     Management fees                           165,142          40,100
     Other                                     228,505          36,917
                                         -------------   -------------
                                               940,425          77,017
                                         -------------   -------------

LOSS FROM OPERATIONS                          (886,415)        (77,017)

OTHER EXPENSES
     Stock promotion expenses                1,564,000               -
     Impairment of goodwill                    964,158               -
     Interest expense                          255,270               -
     Other                                     141,500               -
                                         -------------   -------------
                                             2,924,928               -
                                         -------------   -------------

NET (LOSS) BEFORE EXTRAORDINARY GAIN        (3,811,343)        (77,017)

EXTRAORDINARY GAIN ON
  RESTRUCTURING OF DEBT                              -          89,359
                                         -------------   -------------

NET (LOSS) INCOME BEFORE PROVISION
  FOR INCOME TAXES                          (3,811,343)         12,342

PROVISION FOR INCOME TAXES                           -               -
                                         -------------   -------------

NET (LOSS) INCOME                        $  (3,811,343)  $      12,342
                                         =============   =============

BASIC AND DILUTED (LOSS) EARNINGS PER
  COMMON SHARE FROM OPERATIONS
                                         $      (0.43)   $       (0.01)
                                         =============   =============

EARNINGS PER SHARE ON
  EXTRAORDINARY GAIN                      $         -    $        0.01
                                         =============   =============

BASIC AND DILUTED (LOSS) EARNINGS PER
  COMMON SHARE ON NET (LOSS)
  INCOME                                  $      (0.43)   $       0.01
                                         =============   =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                  8,845,968       7,116,276
                                         =============   =============

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 For the Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                    Common Stock     Preferred Stock   Additional
                                ------------------  ----------------    Paid-in      Accumulated
                                  Shares    Amount   Shares   Amount    Capital        Deficit          Total
                                ----------  ------  --------  ------  ------------  -------------   ------------
DEFICIT BALANCE -
  December 31, 1998              6,989,500  $  699         -  $    -  $  2,040,942   $ (2,171,618)  $   (129,977)

Issuance of common stock           169,035      17         -       -           (17)             -              -
Net income                               -       -         -       -             -         12,342         12,342
                                ----------  ------  --------  ------  ------------  -------------   ------------
DEFICIT BALANCE -
  December 31, 1999              7,158,535     716         -       -     2,040,925     (2,159,276)      (117,635)

Issuance of common stock and
  preferred stock in
  connection with
  acquisition of IntraMed        1,540,000     154         -       -       388,346              -        388,500
Issuance of common stock in
  connection with acquisition
  of HFA                           350,800      35   157,867      16     1,184,999              -      1,185,050
Conversion of due to related
  parties to common stock
  at $0.50 per share               279,600      28         -       -       139,772              -        139,800
Beneficial conversion feature
  of convertible notes payable           -       -         -       -        93,674              -         93,674
Issuance of warrants in
  connection with issuance
  of convertible notes
  payable                                -       -         -       -       143,470              -        143,470

                                   (continued)

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.


                                    Common Stock     Preferred Stock   Additional
                                ------------------  ----------------    Paid-in      Accumulated
                                  Shares    Amount   Shares   Amount    Capital        Deficit          Total
                                ----------  ------  --------  ------  ------------  -------------   ------------

Modification of warrants in
  connection with issuance of
  convertible notes
  payable                                -  $    -         -  $       $    211,000  $           -   $    211,000
Issuance of warrants for
  services                               -       -         -       -       353,000              -        353,000
Issuance of stock for services
  at $1.67 per share               600,000      60         -       -       999,940              -      1,000,000
Issuance of stock for services
  at $0.50 per share                25,000       3         -       -        12,497              -         12,500
Exercise of warrants at $0.25
  per share                        210,000      21         -       -        52,479              -         52,500
Net loss                                 -       -         -       -             -     (3,811,343)    (3,811,343)
                                ----------  ------  --------  ------  ------------  -------------   ------------
DEFICIT BALANCE -
  December 31, 2000             10,163,935  $1,017   157,867  $   16  $  5,620,102  $  (5,970,619)  $   (349,484)
                                ==========  ======  ============================================================



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------
                                                                            2000              1999
                                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                    $  (3,811,343) $     12,342
Adjustments to reconcile net (loss) income to net cash used in operating activities:
         Extraordinary gain on restructuring of debt                             -       (89,359)
         Depreciation and amortization expense                             319,461             -
         Impairment of goodwill                                            964,158             -
         Issuance of warrants for services                                 353,000             -
         Extension of warrant agreements                                   211,000             -
         Issuance of stock for services                                  1,012,500             -
         Interest expense related to discount on note payable              253,173             -
         Changes in operating assets and liabilities:
              Accounts receivable                                          (13,603)            -
              Other current assets                                           4,830             -
              Accounts payable and accrued liabilities                      73,574        57,017
              Due to related parties                                       247,276             -
                                                                     -------------  -------------
Net cash used in operating activities                                     (385,974)      (20,000)
                                                                     -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment                                        (24,856)            -
                                                                     -------------  -------------
Net cash used in investing activities                                      (24,856)            -
                                                                     -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                    310,000             -
Net increase in amounts due to related parties                              68,120             -
Proceeds from exercise of warrants                                          52,500             -
                                                                     -------------  -------------
Net cash provided by financing activities                                  430,620             -
                                                                     -------------  -------------

NET INCREASE (DECREASE) IN CASH                                             19,790       (20,000)

CASH - beginning of year                                                         -        20,000
                                                                     -------------  -------------

CASH - end of year                                                   $      19,790  $          -
                                                                     =============  =============



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Discount on notes payable related to allocation of relative fair
     value of warrants and beneficial conversion feature             $     237,144  $          -
                                                                     =============  =============

Intangible assets acquired from acquisitions                         $   1,573,550  $          -
                                                                     =============  =============

Conversion of due from related parties to common stock               $     139,800  $          -
                                                                     =============  =============

Deferred tax liability from acquisition                              $     127,800  $          -
                                                                     =============  =============

























--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND ACQUISITIONS

Nature of Business

Capital Development Group, Inc. (the "Company") was incorporated in Oregon on May 19, 1993. Prior to the acquisitions of IntraMed Corporation and HealthSource Financial Advisors, LLC, (see Acquisitions of Subsidiaries discussed below) the Company primarily engaged in the business of purchasing healthcare receivables from hospitals and other healthcare institutions at a discount and administering the collection process of such receivables. As of December 31, 2000, the Company has redirected its efforts and has become primarily focused of the operations on the newly acquired subsidiaries.

The Company is publicly traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "CDVG". As discussed in Note 12, the Company is delinquent on several required SEC filings.

Proposed Acquisitions

On April 11, 2001, the Company entered into a non-binding letter of intent agreement to acquire all of the outstanding common stock of MedTel Centers, Inc. ("MedTel"), a company engaged primarily in the business of network management of medical facilities and physicians. Such proposed purchase is intended to qualify as a tax-free transaction under Section 368 (a)(1)(B) of the 1986 Internal Revenue Code, as amended. According to the terms of the agreement, the Company would issue 2,000,000 shares of restricted common stock upon the closing date and an additional 2,000,000 shares of restricted common stock within 90 days of the first anniversary of such closing date. As of May 18, 2001, such proposed acquisition has not been consummated.

Acquisitions of Subsidiaries

As more fully discussed in Note 3, on April 29, 2000, the Company acquired 100% of IntraMed Corporation ("IntraMed") in exchange for common stock. IntraMed is a developer of an Internet based referrals, scheduling, billings and claims processing software for the health care industry. The acquisition was accounted for as a purchase, and the total purchase consideration approximated $388,000. The accompanying consolidated statements of operations include the revenues and expenses of IntraMed from April 29, 2000 through December 31, 2000.





--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND ACQUISITIONS (continued)

Acquisitions of Subsidiaries (continued)

Also as more fully discussed in Note 3, on May 31, 2000, the Company acquired 100% of HealthSource Financial Advisors, LLC, ("HFA") in exchange for common stock and preferred stock. HFA is a provider of healthcare consulting services. The acquisition was accounted for as a purchase, and the total purchase consideration approximated $1,200,000. The accompanying consolidated statements of operations include revenues and expenses of HFA from May 31, 2000, to December 31, 2000. At December 31, 2000, management determined that goodwill recognized in the purchase of HFA was impaired due to the cessation of operations by HFA, and, accordingly, recorded an impairment expense of approximately $964,000 for the year ended December 31, 2000.

There are certain restrictions on the sale or other transfer of the Company's common stock issued under these acquisitions. Such stock, generally referred to as "Rule 144 stock," was not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon an exemption from its registration requirements. Each exchanging stockholder agreed to (1) acquire such stock for his/her own account and (2) hold the stock for investment purposes only. In addition, the stock certificates must contain a legend documenting these restrictions, and the legend requires the stockholder to obtain a legal opinion that any proposed sale is exempt from registration under the Act.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of the Company presented below is designed to assist the reader in understanding the Company's consolidated financial statements. Such financial statements and these notes are the representations of Company management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries IntraMed and HFA (collectively hereinafter referred to as the "Company"). The operations of the subsidiaries acquired on April 29, 2000 and May 31, 2000 are included in the accompanying consolidated statements of operations from such dates through December 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 2000 and 1999 and the reported amounts of revenues and expenses during the years then ended. Actual amounts could materially differ from those estimates.

Concentrations

The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. The Company generally does not require collateral from its customers. Should a customer be unable to meet its obligation to the Company, the accounting loss would equal the recorded account receivable.

Management periodically reviews accounts receivable and establishes an allowance for accounts deemed uncollectible. No such allowances were considered necessary at December 31, 2000 and 1999.

Proprietary Software

The Company does not have any patents or patent applications pending on its proprietary software. The Company relies on trade secret, trademark and copyright law to protect its proprietary software; such protection may be limited or unavailable in some foreign countries.

Furniture and Equipment

Furniture and equipment are stated at cost. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not significantly improve or extend the useful life of the asset are expensed when incurred.

Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of the assets, typically five years. Accumulated depreciation and amortization totaled $4,971 at December 31, 2000.





--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

Intangible assets, which resulted from the purchases of IntraMed and HFA, consist of completed technology, customer relationships, and goodwill (see Note
3). Completed technology that was acquired in the purchase of IntraMed is amortized using the straight-line method over three years. Accumulated amortization of acquired completed technology totaled $60,000 at December 31, 2000. Customer relationships, which were also acquired in the purchase of IntraMed, are amortized using the straight-line method over their estimated useful lives of three years. Accumulated amortization of customer relationships totaled $16,444 at December 31, 2000. Goodwill, resulting from both the purchases of IntraMed and HFA, represents the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method over its estimated useful life of three years. Accumulated amortization of goodwill totaled approximately $34,000 at December 31, 2000. As discussed in Note 1 regarding acquisitions, management determined that the goodwill acquired in the purchase of HFA was fully impaired at December 31, 2000 due to the cessation of operations by HFA, and, accordingly, recorded an impairment expense of approximately $964,000 for the year ended December 31, 2000.

Impairment of Long-Lived Assets

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell. As noted above, the Company impaired goodwill associated with the acquisition of HFA. No such impairment charges were recorded in 1999.

Stock Purchase Warrants Issued with Convertible Notes Payable

The Company issued warrants in connection with the issuance of certain notes payable (see Note 4). Under Accounting Principles Board Opinion No. 14 ("APB 14"), "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the value of such warrants represents a discount from the fair value of the note payable. Accordingly, the relative fair value of the warrants has been recorded in the financial statements as a discount from the face value of the notes. The total discount approximated $150,000 and is amortized over the respective lives of the related notes of 4 and 18 months. At December 31, 2000, accumulated amortization on the discount totaled approximately $65,000. Also at December 31, 2000, management determined that due to the uncertainty of the ability of
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
--------------------------------------------------------------------------------

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Purchase Warrants Issued with Convertible Notes Payable (continued)

the Company to continue as a going concern, and the likelihood that the Company cannot retire such debt as it becomes due, the remaining balance of the discount should be expensed. Accordingly, the Company has expensed the remaining balance of the discount of approximately $85,000 during the year ended December 31, 2000.

Beneficial Conversion Feature of Convertible Notes Payable

The convertible feature of certain notes payable (see Note 4) provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature". Pursuant to Emerging Issues Task Force No. 98-5 ("EITF 98-5"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments", the Company has determined the value of the beneficial conversion feature ("BCF") of one such convertible note to be approximately $100,000. Accordingly, the relative fair value of the BCF has been recorded in the financial statements as a discount from the face value of the notes. Such discount is amortized as a note issuance cost over the term of the related debt obligations using the effective yield method. Amortization related to note issuance costs totaled approximately $20,000 for the year ended December 31, 2000. Management determined that due to the uncertainty of the Company continuing as a going concern and the likelihood that the Company cannot retire such debt as it becomes due, the remaining unamortized balance of note issuance costs should be expensed at December 31, 2000. Accordingly, the accompanying consolidated statement of operations for the year ended December 31, 2000 includes a charge of approximately $80,000.

Revenue Recognition

Revenue is recognized when the Company's services are provided.

Income Taxes

Using the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS109"), the estimated tax effects of temporary differences between financial and income tax reporting are recorded in the period in which the events occur. Such differences between the financial and tax bases of assets and liabilities result in future tax deductions or taxable income.





--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

The Company records a valuation allowance for deferred income tax assets when, based on management's best estimate of taxable income in the foreseeable future, it is more likely than not that some portion of the deferred income tax asset may not be realized. It is the Company's intent to file consolidated federal and state income tax returns.

Equity Instruments

Compensatory stock issuances and similar equity instruments issued to non-employees in exchange for goods or services are accounted for based on the estimated fair market value of (1) the goods or services received or (2) the equity instrument issued, whichever is more reliably measurable. This accounting policy is in conformity with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Loss per Common Share

Loss per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year in accordance with Statement of Financial Accounting Standards No.
128, "Earnings per Share."

As discussed in Notes 4 and 5, securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive.

Recent Accounting Pronouncements

For the quarter ending March 31, 2001 and thereafter, the Company will be required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Management does not believe that such pronouncement will have a significant impact on the Company's financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the 1999 financial statement presentation to correspond to the 2000 format.






--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
--------------------------------------------------------------------------------

3. ACQUISITION OF SUBSIDIARIES

Acquisition of IntraMed

On April 29, 2000, the Company acquired 100% of IntraMed in exchange for restricted common stock. The transaction was intended to qualify as a tax free purchase under Section 368 (a)(1)(b) of the 1986 Internal Revenue Code, as amended. In accordance with the Purchase Agreement, the Company was required to issue restricted common stock, subject to certain conditions, to the owners of IntraMed as follows:

    o 900,000 shares of restricted common stock at closing of the transaction;

    o 500,000 shares of restricted common stock to be issued upon completion of certain software enhancements, provided that the enhancements are completed within three years of the closing date;

    o 28,572 shares of restricted common stock if IntraMed's revenues exceed certain thresholds during the first year of operations; and

    o 140,000 shares of restricted stock if the Company fails to raise the minimum stipulated amount of capital of $250,000 within 90 days of closing.

As of December 31, 2000, the performance requirements on IntraMed relating to the software enhancements and earnings thresholds have not been met, however, the Company has issued in advance the 500,000 shares of restricted common stock relating to the software enhancements, without contingencies.

Also as of December 31, 2000, the Company has not raised the minimum stipulated capital and, accordingly, has issued the identified 140,000 shares of restricted stock.

The Company has accounted for the acquisition of IntraMed using the purchase method of accounting. The total purchase consideration of approximately $388,500 was allocated as follows, based on an April 29, 2000 estimated fair value of the net assets acquired as determined by an independent third party valuation:

Completed technology                        $ 270,000
Customer relationships                         74,000
Goodwill                                       24,211
Current assets                                 24,199
Current liabilities                            (3,910)
                                            ----------

                                            $ 388,500
                                            ==========





--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
--------------------------------------------------------------------------------

3. ACQUISITION OF SUBSIDIARIES (continued)

Acquisition of HFA

On May 31, 2000, the Company issued 350,800 shares of restricted common stock, 157,867 shares of convertible Series A preferred stock, in exchange for of all of the outstanding shares of the HFA's common stock. An additional 7,159 shares of restricted common stock and an additional 3,222 shares of convertible Series A preferred stock are to be issued by the Company if HFA's revenues exceed certain thresholds during the year ended December 31, 2001. Since, as previously noted, HFA ceased operations, it is unlikely such shares will be issued. The acquisition was intended to qualify as a tax-free transaction under Section 368
(a)(1)(B) of the 1986 Internal Revenue Code, as amended. Thereupon, HFA became a wholly-owned subsidiary of Company.

The Company has accounted for the acquisition of HFA using the purchase method of accounting. The total purchase consideration of approximately $1,185,050 was entirely allocated to goodwill, based on the May 31, 2000 estimated fair value of the net assets acquired. As discussed in Note 2, HFA ceased operations and accordingly the Company recorded approximately $946,000 of impairment expenses (equal to the unamortized goodwill balance) for the year ended December 31, 2000.

Other Matters

The purchase price allocations set forth above for both acquisitions are based in part on an independent third-party valuation of the estimated fair value of the Company's restricted common stock issued in the acquisitions. Such value has been estimated at $0.188 per share for the acquisition of IntraMed and $0.338 for the acquisition of HFA, considering blockage and restrictions on the sale of such stock.

The Company has accounted for the Series A convertible preferred stock issued in connection with the acquisition of HFA at the estimated value of the common stock as if the shares of preferred stock were converted into common stock.






--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
--------------------------------------------------------------------------------

3. ACQUISITION OF SUBSIDIARIES (continued)

Pro Forma Information

The table below reflects certain pro forma information as though the IntraMed and HFA acquisitions occurred at the beginning of each period presented:

                                                   Year Ended December 31
                                                     2000          1999
                                                  (Unaudited)   (Unaudited)
                                                 ------------- -------------

Revenues                                         $    116,777  $     88,144
                                                 ============= =============

(Loss) from continuing operations                $ (3,839,600) $ (1,386,723)
                                                 ============= =============

Net (Loss)                                       $ (3,839,600) $ (1,297,364)
                                                 ============= =============

(Loss) from continuing  operations per
   common share, basic and diluted               $      (0.15) $      (0.40)
                                                 ============= =============

(Loss) per common share, basic and diluted       $      (0.40) $      (0.14)
                                                 ============= =============


4. NOTES PAYABLE

In May 2000, the Company issued convertible notes payable totaling $235,000 ("Note Payable I"), bearing interest at 10% per annum, with principal and accrued interest due on November 30, 2001 and subordinated by all current and future obligations of the Company. Such notes require no payment of principal or interest during the term; all such amounts are due at maturity. Also, such notes were issued with detachable warrants (see Note 5). The Holder may convert all of the outstanding principal of Note Payable I into the Company's common stock at
(a) the election of each Holder (i) within 120 days prior to the reasonably anticipated effective date of any registered, underwritten public offering of the Company's equity securities with proceeds to the Company in excess of $7,000,000 at a valuation in excess of $15,000,000; (ii) upon the occurrence of an Event of Default, as defined; (iii) contemporaneously with a private placement of the Company's equity securities resulting in an investment by one or a group of five or fewer investors of not less than $2,000,000; (iv) immediately prior to the closing of any merger, reorganization or sale of all or substantially all of the Company's assets; (v) on or before the tenth (10th) day prior to a prepayment date specified in a notice of prepayment; or (vi) at the Maturity Date; or (b) at the election of the Company within 120 days prior to the reasonably anticipated effective date of any Qualifying Public Offering, as defined.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
--------------------------------------------------------------------------------

4. NOTES PAYABLE (continued)

The number of common shares that can be issued upon conversion shall be equal to the total amount of principal and unpaid interest on Note Payable I as of the date of conversion, divided by the Conversion Price. The Conversion Price per share shall be equal to the lesser of (a) the lowest per-share price at which common stock has been sold to any person (other than pursuant to exercise of stock options or warrants) at any time after the issuance and before the date of conversion; or (b) $0.50. No notes have been converted as of December 31, 2000.

In August 2000, the Company issued a note payable totaling $75,000 ("Note Payable II"), bearing interest at 10% per annum, with principal and accrued interest due on December 20, 2000 and subordinated by all current and future obligations of the Company. Note Payable II is in default and the Company is in negotiations to renew such note.


5. WARRANTS

In connection with the issuance of Note Payable I, the Company issued a total of 470,000 warrants to purchase common stock for no additional consideration, with an exercise price of $0.50 per share expiring in November 2000. All warrants were exercisable upon issuance. On November 30, 2000, the Company extended the life of the warrants by one month and modified the strike price to $0.25 per share. In December 2000, a total of 210,000 warrants were exercised at $0.25 per share for a total of $52,500 and are included in common stock in the accompanying consolidated financial statements. All other unexercised warrants associated with the issuance of convertible notes payable expired as of December 31, 2000. The proportional fair value of warrants upon issuance in connection with Note Payable I was approximately $100,000.

In connection with the issuance of Note Payable II, the Company issued a total of 50,000 warrants to purchase Company common stock at no additional fees with a strike price of $0.50 per share, expiring in September 2001. All warrants were exercisable upon issuance. None of such warrants were exercised, expired or forfeited in 2000. The proportional fair value of the warrants upon issuance of Notes Payable II was approximately $35,000.

In 2000, the Company issued 200,000 warrants to purchase Company common stock to related parties, in connection with agreements with stockholders to exchange shares of restricted common stock for shares of freely tradable common stock at a strike price of $0.50 per share, expiring in June 30, 2001. No additional shares were issued related to these agreements.





--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
--------------------------------------------------------------------------------

5. WARRANTS (continued)

A summary of the aggregate warrant activity for the year ended December 31, 2000 is presented below:

                                                                 2000
                                                            --------------

Warrants outstanding - December 31, 1999                                -
Warrants issued                                                   720,000
Warrants expired                                                 (260,000)
Warrants exercised                                               (210,000)
                                                            --------------

Warrants outstanding - December 31, 2000                          250,000
                                                            ==============

The fair value of warrants granted in connection with the notes payable issuances, as described above, have been estimated using the Black-Scholes stock option pricing model based on the exercise price per share, the market price of the Company's common stock, and the weighted average assumptions set forth below:

Expected life                                     3.4 months
Estimated volatility                                 260%
Risk-free interest rate                              5.2%
Dividends                                            Zero


6. RELATED PARTY TRANSACTIONS

The Company's President/CEO, who is also approximately a 50% shareholder, provides management services for a fee and is also reimbursed for expenses incurred on behalf of the Company. In total, management fees and expenses incurred by the Company by the President/CEO totaled approximately $215,000 and $55,000 for the years ended December 31, 2000 and 1999, respectively. In 2000, the President/CEO also advanced to the Company approximately $55,000 in cash that was used for short-term working capital. At December 31, 2000 and 1999, the Company owed approximately $186,000 and $85,000, respectively, to its President/CEO. These payables/advances are non-interest bearing and payable on demand.

In 2000, a shareholder advanced the Company $15,000. Such advance is non-interest bearing and payable on demand.

In 2000, the Company converted approximately $140,000 of advances/payables from stockholders, including the Company's President/CEO, into 279,600 shares of common stock at $0.50 per share.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
--------------------------------------------------------------------------------

6. RELATED PARTY TRANSACTIONS (continued)

At December 31, 2000, the Company had accounts payable due to stockholders of approximately $25,000, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

All other related party transactions were discussed elsewhere in these notes to the consolidated financial statements.


7. COMMON STOCK TRANSACTIONS

In 2000, the Company issued, in total, 625,000 shares of common stock for various marketing services, including investment banking consulting, valued at approximately $1,025,000.

All other common stock transactions were discussed elsewhere in these notes to the consolidated financial statements.


8. CONVERTIBLE SERIES A PREFERRED STOCK

The Company's convertible Series A preferred stock is convertible into common stock at a ratio of 20:1, and the holder may convert 1/3 of its Series A preferred stock on December 31, 2001 and 2/3 on December 31, 2002. No shares of preferred stock have been converted as of December 31, 2000.


9. INCOME TAXES

The Company's deferred tax asset approximated $790,000 and $520,000 at December 31, 2000 and 1999, respectively. Because there is no reasonable assurance that such asset will be realized in future years, the Company has recorded a 100% valuation allowance against this deferred tax asset.

A summary of the deferred tax benefit and related 100% valuation allowance for the years ended December 31, 2000 and 1999 follows:

Balance - December 31, 1998                  $     488,000

Deferred benefit for 1999                           32,000
                                             --------------

Balance - December 31, 1999                        520,000

Deferred benefit for 2000                          270,000
                                             --------------

Balance - December 31, 2000                  $     790,000
                                             ==============




--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
--------------------------------------------------------------------------------

9. INCOME TAXES (continued)

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 consist of net operating loss carryforwards, depreciation, and valuation allowance.

The income tax benefit, before valuation allowance, for the years ended December 31, 2000 and 1999 differs from the amount that would result from applying the federal statutory rate to the pre-tax loss as follows:

                                                      2000            1999
                                                  ------------    ------------

Effective  tax  benefit  (expense)  by  applying
  the federal statutory rate to pre-tax
  income / loss                                   $  1,296,000    $     (4,000)
Common stock and warrants issued for
  services                                            (617,000)              -
Amortization and impairment related to
  acquisitions                                        (444,000)
State income taxes and other                            35,000          34,000
                                                  ------------    ------------
Benefit for income taxes before valuation
  allowance
                                                       270,000          30,000
Less: valuation allowance                             (270,000)        (30,000)
                                                  ------------    ------------

Provision for income taxes                        $          -    $          -
                                                  ============    ============

The Company's federal tax net operating loss carryforward ("NOL") approximates $1,980,000 at December 31, 2000. Such NOL expires as follows:

2009            $        970,000
2010                     250,000
2019                      77,000
2020                     683,000
                -------------------

                $      1,980,000
                ===================








--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
--------------------------------------------------------------------------------

9. INCOME TAXES (continued)

Since the acquisitions (see Note 1) are intended to qualify as non-taxable transactions, the predecessor tax bases of IntraMed and HFA's assets and liabilities are carried forward for U.S. income tax purposes. Therefore, the amortization of the purchase consideration allocated to certain assets acquired (see Note 3) is not deductible by the Company in its future income tax returns. To account for such temporary differences, the accompanying consolidated balance sheets reflect a deferred tax liability (representing additional goodwill) of approximately $100,000 as required by GAAP.

The Company's income tax returns for the open years are subject to examination and adjustment by the applicable taxing authorities.


10. EXTRAORDINARY ITEMS

At December 31, 1998, the Company made a good faith effort with its creditors to settle debts incurred in years prior to 1997. Creditors representing the majority of the outstanding debt accepted the settlement, resulting in an extraordinary gain of $293,324. However, several creditors did not respond and the original debts owed to these creditors remained in accounts payable at December 31, 1998. In 1999, the Company, with consultation from legal counsel, wrote off such accounts payable and realized an extraordinary gain of $89,359, net of tax effects, due in large part to legal defenses such as the statute of limitations.


11. COMMITMENTS AND CONTINGENCIES

The Company leases its facility under a noncancelable operating lease agreement that expires in April 2001 and requires monthly payments of $1,381. The Company plans to renew this lease with substantially the same terms until April 2002. For each of the years ended December 31, 2000 and 1999, rent expense approximated $17,000.


12. DELINQUENT SEC FILINGS

The Company's June 30, 2000 and September 30, 2000 Form 10-QSB's were not reviewed by the Company's accountants in accordance with Statement on Auditing Standards No. 71 ("SAS 71"), "Interim Financial Information". Federal securities law requires SAS 71 reviews. Additionally, the Company has not filed Form 8-K in connection with either of the acquisitions discussed in Note 3. Furthermore, as of May 18, 2001, the Company has not filed Form 10-KSB for the year ended December 31, 2000 or Form 10-QSB for the quarter ended March 31, 2001. Such filing delinquencies constitute securities laws non-compliance and, among other actions enforceable by the SEC, could result in de-listing of the Company's common stock from the OTCBB.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
--------------------------------------------------------------------------------

12. DELINQUENT SEC FILINGS (continued)

In addition, any owners of the Company's restricted securities who are otherwise eligible to sell such securities under Rule 144 may be temporarily unable to do so until such filing delinquencies are cured.


13. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

Certain adjustments recorded during the fourth quarter of the year ended December 31, 2000 had a material impact on the unaudited results of operations for the quarters ended June 30, 2000 and September 30, 2000. The nature of the adjustments were to record certain equity transactions including the issuance of warrants and common stock for services and to reallocate the purchase price for IntraMed and HFA. The impact on the unaudited results of operations for the quarters ended June 30, 2000 and September 30, 2000 as were follows:

                         As Previously Reported               As Restated
                         ----------------------        ----------------------
                         Net Loss    Loss/Share        Net Loss    Loss/Share
                         --------    ----------        --------    ----------

Quarter ended:
      June 30            $125,245      $0.01           $1,550,030    $0.18
      September 30       $164,690      $0.02           $1,745,696    $0.20


14. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. For the year ended December 31, 2000, the Company incurred losses of approximately $4,000,000 and had negative cash flow from operations of approximately $400,000. Operations of HFA, acquired in April 2000, ceased prior to December 31, 2000. The Company has not generated significant revenue or any profit from operations for the years ended December 31, 2000 and 1999. Such factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management is in discussions with potential investors to pursue additional capital infusions into the Company, which management believes are necessary until such time that revenues achieve profitability levels.

The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient revenue and related cash flow to meet its obligations on a timely basis and/or to obtain additional financing or equity infusions as may be required.




--------------------------------------------------------------------------------
                                    Page 22