Form 10QSB
period 2001-01-31
CAPITAL DEVELOPMENT GROUP INC
filed 2001-06-18
CIK 922253

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

                    For the Three Months Ended March 31, 2001



                              --------------------



                         CAPITAL DEVELOPMENT GROUP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



           OREGON                                          93-1113777
------------------------------                 ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


4333 Orange Street, Suite 3600                          Riverside, CA 92501-3839
---------------------------------------------           ------------------------
(Address of principal administrative offices)           (City, State, Zip Code)


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
Yes     No  X
   -----  -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                              Shares Outstanding, March 31, 2001
          -----                              ----------------------------------
          Common Stock, $.0001 par value                   10,163,935

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Financial Statements are included as part of this document at the end of the document.


The March 31, 2001 and 2000 Condensed Consolidated Financial Statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In the opinion of management, these Condensed Consolidated Financial Statements present fairly the financial condition of the Company, but should be read in conjunction with the Consolidated Financial Statements of the Company for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.


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


(a)      Plan of Operation

In recent months our president, Mike Vahl, has satisfied our cash requirements by lending funds to us in exchange for demand promissory notes. At March 31, 2001 they totaled approximately $30,000.


The Company hopes to negotiate a debt financing line of credit in the second quarter of 2001. This line will help stabilize the Company's cash flow and help with marketing the Company's products.

The Company plans to start marketing IntraMed's Software Package, The Patient Tracking Wizard ("PTW") in mid 2001. IntraMed has spent much of 2000 making enhancements to the software and feels that with the help of its current customers, the software is ready for to be marketed on a national basis.



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

We recently have met our current expenses by borrowing money from our controlling shareholder, Mr. Mike Vahl, in exchange for demand promissory notes. We anticipate continuing to fund our necessary expenses by borrowing additional funds from these individuals until we begin to generate revenues sufficient to satisfy our current obligations. However, Mr. Vahl is not subject to a binding obligation to lend additional funds to CDG, and there can be no assurance that he will continue to do so. If we fail to obtain the necessary capital by borrowing money from this individual or from other sources, our business, financial condition and operation will be affected materially and adversely.

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

The Company acquired a 100% partnership interest in Healthcare Financial Advisors, LLC. (HFA) in May 2000 for 350,800 shares of its Common Stock as well as 157,867 shares of the companies Class A Preferred Stock. HFA spent the balance of 2000 trying to get operational with its Quick Pay product. A number of circumstances contributed to the failure of HFA to achieve its goal. Consequently the employees of HFA resigned in December 2000.

In connection with the audit of the Company's December 31, 2000 annual financial statements, management determined that the HFA investment needed to be fully written off. Management has done a detail review of the viability of HFA's operating platform. It appears that HFA was not viable without substantial funding from the beginning. Representations from the sellers concerning this funding have never occurred. Management has begun discussion with the sellers of HFA to work our this inequity. The operations of the company have been suspended and there are no plans for them to recommence at this date.

The Company issued shares in exchange for services to Tiger Branch and Centex Securities. Tiger Branch does Public Relations for the Company and Centex provides market makers and general counsel to the Company. The Centex agreement has been terminated.

The Company issued shares in exchange for Notes Payables due to Mr. Gordon Root and Mr. Michael Vahl. Mr. Root loaned money to the Company and agreed to take stock as repayment in exchange for the note amount plus accrued interest. Mr. Vahl agreed to exchange stock for the accrued salary and accrued expenses that he had incurred up through June 2000.

The Company also issued warrants in a couple of separate transactions. The Convertible Notes sold by the Company in 2000 had warrants attached. For each unit purchased ($5,000), the note holder received warrants to purchase 10,000 shares of the companies common stock ($.50 per share) that would expire on November 30,2000. Subsequently, the warrant agreements were modified to be $.25 per share and extended to December 31, 2000. $52,500 was raised (110,000 shares sold) from the sale of these warrants. The Company also borrowed money from an investor in September 2000. In exchange for the loan at 10% per annum, the Company agreed to give the investor warrants to purchase up to 50,000 shares of the Company's common stock at $.50 per share with an expiration date of September 20, 2001.

The Company had a significant loss in 2000.

The Company had a net loss of $3,811,343 in 2000. This was due primarily due to stock issuances and other costs associated with the issuance of notes and the suspension of operations for HFA. The loss from operations in 2000 was $886,415.

The status of the companies' new subsidiaries.

IntraMed has spent the 2nd half of 2000 as well as the 1st half of 2001 enhancing the Patient Tracking Wizard (PTW). It currently has 4 employees: three Software Engineers and one Customer Service Representative. The Company plans to launch the PTW on a nationwide basis in the 3rd quarter of 2001. The Company believes that there is a large segment of the Workers Compensation arena that is available to be marketed to.

In connection with the audit of the Company's December 31, 2000 annual financial statements, management determined that the HFA investment needed to be fully written off. Management has done a detail review of the viability of HFA's operating platform. It appears that HFA was not viable without substantial funding from the beginning. Representations from the sellers concerning this funding have never occurred. Management has begun discussion with the sellers of HFA to work our this inequity. The Company is will not restart operations at this time.

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital Development Group, Inc.


By: /s/ Michael P. Vahl, President
    ----------------------------------------
May 22, 2001

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





Condensed Consolidated Balance Sheets as of
     March 31, 2001 and December 31, 2000.................................. 1

Condensed Consolidated Statements of Operations for the
     Three-month Periods Ended March 31, 2001 and 2000..................... 2

Condensed Consolidated Statements of Cash Flows for the
     Three-month Periods Ended March 31, 2001 and 2000..................... 3

Notes to the Condensed Consolidated Financial Statements................... 4

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000
--------------------------------------------------------------------------------
                                                          March 31,    December 31,
                                                             2001          2000
                                                          (Unaudited)
                                                         ------------  ------------

                                     ASSETS

Current Assets
     Cash                                                $     1,688   $    19,790
     Accounts receivable                                      65,437        13,603
     Other current assets                                      3,623         3,623
                                                         ------------  ------------
                                                              70,748        37,016

Furniture and Equipment, net                                  18,891        19,885

Intangible Assets, net                                       344,698       385,965
                                                         ------------  ------------

                                                         $   434,337   $   442,866
                                                         ============  ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued liabilities            $   207,239   $   171,209
     Due to related parties                                  272,641       195,596
     Convertible notes payable                               254,154       247,904
     Notes payable                                            80,000        78,125
                                                         ------------  ------------
                                                             814,034       692,834

Deferred Tax Liability                                        88,909        99,516

Commitments and Contingencies

Stockholders' Deficit
     Common  stock;   $0.0001  par  value;   30,000,000
         shares authorized;  10,163,935  shares issued
          and outstandingas of March 31, 2001 and
          December 31, 2000                                    1,017         1,017
     Convertible  Series A preferred stock;  $0.0001
         par value; 300,000 shares  authorized;
         157,867 shares issued and outstanding as of
         March 31, 2001 and December 31, 2000                     16            16
     Additional paid-in capital                            5,620,102     5,620,102
     Accumulated deficit                                  (6,089,741)   (5,970,619)
                                                         ------------  ------------
                                                            (468,606)     (349,484)
                                                         ------------  ------------

                                                         $   434,337   $   442,866
                                                         ============  ============

--------------------------------------------------------------------------------
Page 1
The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three-month Periods Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------
                                   (Unaudited)

                                                Three-months  Three-months
                                                    ended        ended
                                                  March 31,    March 31,
                                                    2001         2000
                                               ------------- -------------

REVENUES                                       $    57,600   $         -

OPERATING EXPENSES
     Payroll expenses                               64,584             -
     Management fees                                41,500        17,200
     Other                                          38,984         6,587
     Depreciation and amortization                  31,654             -
                                               ------------- -------------
                                                   176,722        23,787
                                               ------------- -------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES        (119,122)      (23,787)

PROVISION FOR INCOME TAXES                               -             -
                                               ------------- -------------

NET LOSS                                       $  (119,122)  $   (23,787)
                                               ============= =============

BASIC AND DILUTED LOSS PER COMMON SHARE        $     (0.01)  $     (0.01)
                                               ============= =============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                   10,163,935     7,158,535
                                               ============= =============










--------------------------------------------------------------------------------
Page 2
The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Three-month Periods Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------
                                   (Unaudited)

                                                       Three-months Three-months
                                                           ended      ended
                                                         March 31,  March 31,
                                                           2001       2000
                                                        ---------- -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(119,122) $(23,787)
Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
         Depreciation and amortization expense             31,654         -
         Interest expense                                   8,125         -
         Changes in operating assets and liabilities:
              Accounts receivable                         (51,834)        -
              Accounts payable and accrued liabilities     36,030    15,696
              Due to related parties                       77,045     8,386
                                                        ---------- -----------
Net cash (used in) provided by operating activities       (18,102)      295
                                                        ---------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment                             -      (295)
                                                        ---------- -----------
Net cash used in investing activities                           -      (295)
                                                        ---------- -----------

NET DECREASE IN CASH                                      (18,102)        -

CASH - beginning of period                                 19,790         -
                                                        ---------- -----------

CASH - end of period                                    $   1,688  $      -
                                                        ========== ===========



--------------------------------------------------------------------------------
Page 3
The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Capital Development Group, Inc. (the "Company") was incorporated in Oregon on May 19, 1993. Prior to the acquisitions of IntraMed Corporation and HealthSource Financial Advisors, LLC, (see Acquisitions of Subsidiaries discussed below) the Company primarily engaged in the business of purchasing healthcare receivables from hospitals and other healthcare institutions at a discount and administering the collection process of such receivables. As of March 31, 2001, the Company has redirected its efforts and has become primarily focused on the operations of the newly acquired subsidiaries.

The Company is publicly traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "CDVG". As discussed in Note 6, the Company is delinquent on several required SEC filings.

Interim Financial Statements

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; all material intercompany account balances have been eliminated in consolidation. The information furnished has been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's consolidated financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of the results of operations for the year ending December 31, 2001.

These financial statements should be read in conjunction with the Company's audited December 31, 2000 consolidated financial statements included in Form 10-K.

Proposed Acquisitions

On April 11, 2001, the Company entered into a non-binding letter of intent agreement to acquire all of the outstanding common stock of MedTel Centers, Inc. ("MedTel"), a company engaged primarily in the business of network management of medical facilities and physicians. Such proposed purchase is intended to qualify as a tax-free transaction under Section 368 (a)(1)(B) of the 1986 Internal Revenue Code, as amended. According to the terms of the agreement, the Company would issue 2,000,000 shares of restricted common stock upon the closing date and an additional 2,000,000 shares of restricted common stock within 90 days of the first anniversary of such closing date. As of June 15, 2001, such proposed acquisition has not been consummated.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

Acquisitions of Subsidiaries

On April 29, 2000, the Company acquired 100% of IntraMed Corporation ("IntraMed") in exchange for common stock. IntraMed is a developer of an Internet based referrals, scheduling, billings and claims processing software for the health care industry.

On May 31, 2000, the Company acquired 100% of HealthSource Financial Advisors, LLC, ("HFA") in exchange for common stock and preferred stock. HFA is a provider of healthcare consulting services. As of December 31, 2000, management of the Company had ceased operations of HFA and determined that the assets of HFA were at no value and committed to abandon such operations.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries IntraMed and HFA (collectively hereinafter referred to as the "Company"). The operations of the subsidiaries are included in the accompanying condensed consolidated statements of operations for the three-month period ending March 31, 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

Intangible Assets

Intangible assets, consisting of completed technology, customer relationships, and goodwill, are amortized using the straight-line method over their estimated useful lives of three years.

Income Taxes

Using the liability method required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the estimated tax effects of temporary differences between financial and income tax reporting are recorded in the period in which the events occur. Such differences between the financial and tax bases of assets and liabilities result in future tax deductions or taxable income.

Based on management's best estimate of taxable income in the foreseeable future, it is more likely than not that some portion of deferred income tax assets, due mostly to net operating loss carryforwards, may not be realized. As such, management has provided 100% allowances against the deferred tax asset and deferred tax benefit as of March 31, 2001 and December 31, 2000.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

For the three-month period ended March 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. Since the Company does not presently engage in activities covered by SFAS 133, there was no significant effect on the Company's March 31, 2001 condensed consolidated financial statements.

Reclassifications

Certain amounts in the March 31, 2000 financial statements have been reclassified to conform to their March 31, 2001 presentation.


3. NOTES PAYABLE

In August 2000, the Company issued a note payable totaling $75,000, bearing interest at 10% per annum, with principal and accrued interest due on December 20, 2000 and subordinated by all current and future obligations of the Company. The note payable is in default and the Company is in negotiations to renew such note.


4. RELATED PARTY TRANSACTIONS

The Company's President/CEO, who is also approximately a 50% shareholder, provides management services for a fee and is also reimbursed for expenses incurred on behalf of the Company. In total, management fees and expenses incurred by the Company by the President/CEO totaled approximately $45,000 and $20,000 for the three-month periods ended March 31, 2001 and 2000, respectively. In the three-month period ended March 31, 2001, the President/CEO also advanced to the Company approximately $30,000 in cash that was used for short-term working capital.


--------------------------------------------------------------------------------
Page 6

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000
--------------------------------------------------------------------------------

4. RELATED PARTY TRANSACTIONS (continued)

At March 31, 2001 and 2000, the Company owed approximately $260,000 and $100,000, respectively, to its President/CEO. These payables/advances are non-interest bearing and payable on demand.


5. CONVERTIBLE SERIES A PREFERRED STOCK

The Company's convertible Series A preferred stock is convertible into common stock at a ratio of 20:1, and the holder may convert 1/3 of its Series A preferred stock on December 31, 2001 and 2/3 on December 31, 2002. No shares of preferred stock have been converted as of March 31, 2001.


6. DELINQUENT SEC FILINGS

The Company's June 30, 2000 and September 30, 2000 Form 10-QSB's were not reviewed by the Company's accountants in accordance with Statement on Auditing Standards No. 71 ("SAS 71"), "Interim Financial Information". Federal securities law requires SAS 71 reviews. Additionally, the Company has not filed Form 8-K in connection with either of the acquisitions discussed in Note 1. Such filing delinquencies constitute securities laws non-compliance and, among other actions enforceable by the SEC, could result in de-listing of the Company's common stock from the OTCBB.

In addition, any owners of the Company's restricted securities who are otherwise eligible to sell such securities under Rule 144 may be temporarily unable to do so until such filing delinquencies are cured.


7. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The Company has not generated significant revenue or any profit from operations. Such factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management is in discussions with potential investors to pursue additional capital infusions into the Company, which management believes are necessary until such time that revenues achieve profitability levels.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient revenue and related cash flow to meet its obligations on a timely basis and/or to obtain additional financing or equity infusions as may be required.



--------------------------------------------------------------------------------
Page 7