Form 10QSB
period 2001-06-30
CAPITAL DEVELOPMENT GROUP INC
filed 2001-08-20
CIK 922253

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

                     For the Six Months Ended June 30, 2001



                              --------------------



                         CAPITAL DEVELOPMENT GROUP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



             OREGON                                           93-1113777
------------------------------------------         -----------------------------
    (State or other jurisdiction                   (IRS Employer Identification
        of incorporation or                        No.)
           organization)


  4333 Orange Street, Suite 3600                       Riverside, CA 92501-3839
------------------------------------------         -----------------------------
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

               Class                          Shares Outstanding, June 30, 2001

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


(a)      Plan of Operation

On August 27, 2001, CDG will hold a special shareholders meeting. The purpose of the meeting is to; a) transfer all of the companies assets and liabilities to a privately held corporation with all of the current shareholders owning a pro rata share of the new corporation, b) to perform a reverse split of the companies outstanding common stock in a ratio of 1 to 7 (seven current shares become 1 new share), and to acquire the American Senior Golf Association ("ASGA") for 17,500,000 shares. Effective August 30, 2001, the ASGA will take over effective control of the company.



The company signed an agreement to try to complete the purchase by August 15, 2001, however circumstances forced us to move the completion target date to August 30, 2001.



(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

The company currently owns 2 wholly owned subsidiaries; IntraMed Corporation and Healthsource Financial Advisors. The current outlook for the Company and its subsidiaries is as follows:

Capital Development Group, Inc.: Currently has little to no revenue. The company derives its income from profits of its subsidiaries. The main expenses of the company are management fees from its President, Michael Vahl, and the costs of maintaining the public shell.

IntraMed Corporation: Currently running on a break-even mode. We currently have 3 customers and have 1 programmer who works part-time on an as needed basis. He only works when the company can use his services on a billable basis.

Healthcare Financial Advisors: Currently not operating. Was shut down December 31, 2000.





PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

No legal proceedings have occurred or are occurring in this quarter.

ITEM 2.  CHANGES OF SECURITIES

No changes have occurred this quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No defaults have occurred this quarter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to the shareholders on August 13, 2001:
1.       The Election of the Board of Directors.

2. To transfer the assets and liabilities of CDG into a new corporation with all of the existing shareholders owning a pro rata share of the new company.

3. To perform a reverse split in a ratio of 1:7 of the companies common stock.

4.       To acquire the American Senior Golf Association.

5. To amend the Articles of Incorporation to increase the authorized number of shares to fifty million (50,000,000).

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital Development Group, Inc.


By: /s/ Michael P. Vahl, President
    ----------------------------------------
August 20, 2001

Appendix A:       Financial Statements

Balance Sheet as of                           06/30/2001          06/30/2000
                                             -----------         -----------
Assets
   Current Assets
        Cash                                    7,081.15          111,105.62
        A/R, net                               38,543.59           28,590.13
        Other Current Assets                   67,520.02           64,062.65
                                             -----------         -----------
   Total Current Assets                       113,144.76          203,758.40

   Furniture Equipment, net                    22,659.16           23,086.98

   Intangible Assets, net                     303,430.14                0.00
                                             -----------         -----------
Total Assets                                  439,234.06          226,845.38
                                             ===========         ===========

Liabilities & Stockholders Deficit

   Current Liabilities
        A/P & Accrued Liabilities             191,251.50           44,034.82
        Due to Related Parties                333,396.12           27,114.80
        Convertible Notes Payable             275,000.00          210,000.00
        Notes Payable                         105,924.96           15,000.00
        Other Liabilities                     132,210.79            2,317.47
                                             -----------         -----------
   Total Current Liabilities                1,037,783.37          298,467.09

   Stockholders Deficit

        Common Stock                            1,017.00              841.00
        Convertible Series A Preferred             16.00                0.00
        Additional Paid-in Capital          5,610,291.72        2,180,699.58
        Accumulated Deficit                (6,209,873.83)      (2,253,162.29)
                                             -----------         -----------
   Total Stockholders Deficit                (598,549.11)         (71,621.71)
                                             -----------         -----------
Total Liabilities & Stockholders Deficit      439,234.26          226,845.38
                                             ===========         ===========

Income Statement for the 6 months ended       06/30/2001          06/30/2000
                                             -----------         -----------
   Revenue                                     74,160.74           72,484.10

   Operating Expenses
        Consulting Fees                        84,291.35           49,175.25
        Management Fees                        83,750.00           64,282.00
        Other Expenses                         91,615.01           62,346.44
        Depreciation & Amortization            82,534.86              581.45
                                             -----------         -----------
   Total Operating Expenses                   342,191.22          176,385.14
                                             -----------         -----------
   Loss Before Provision for Income taxes    (268,030.48)        (103,901.04)

   Provision for Income Taxes                       0.00                0.00
                                             -----------         -----------
   Net Loss                                  (268,030.48)        (103,901.04)
                                             ===========         ===========
Basic and Diluted loss per share                   (0.03)              (0.01)
                                             ===========         ===========
Weighted Average # of Shares                  10,163,935           8,409,335
                                             ===========         ===========


Cash Flows from Operating Activities for the 6 Months Ended
                                                  06/30/2001      06/30/2000
                                                 ------------    ------------
Net Loss                                         (268,030.48)    (103,901.04)

Adj's to reconcile net loss to net cash

   Depreciation and Amortization                   79,903.13            0.00
   Interest Expense                                     0.00         (146.57)
   Changes in Operation Assets and Liabilities          0.00            0.00
     Accounts Receivable                          (15,164.68)     (20,686.12)
     Accounts Payable and Accrued Liabilities      46,281.48      179,606.34
     Due to Related Parties                       143,873.93      (76,361.49)
                                                 ------------    ------------
Net Cash used by Operating Activities             (13,136.62)     (21,488.88)

Net Cash used in Investing Activities              (9,740.67)     129,112.70
                                                 ------------    ------------
Net Decrease in Cash                              (22,877.29)     107,623.82

Cash at Beginning of Period                        29,958.44        3,481.80
                                                 ------------    ------------
Cash at end of Period                               7,081.15      111,105.62
                                                 ============    ============

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Capital Development Group, Inc. (the "Company") was incorporated in Oregon on May 19, 1993. Prior to the acquisitions of IntraMed Corporation and HealthSource Financial Advisors, LLC, (see Acquisitions of Subsidiaries discussed below) the Company primarily engaged in the business of purchasing healthcare receivables from hospitals and other healthcare institutions at a discount and administering the collection process of such receivables. As of June 30, 2001, the Company has redirected its efforts and has become primarily focused on the operations of the newly acquired subsidiaries.

The Company is publicly traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "CDVG". As discussed in Note 6, the Company is delinquent on several required SEC filings.

Interim Financial Statements

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; all material intercompany account balances have been eliminated in consolidation. The information furnished has been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's consolidated financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the quarter ended June 30, 2001 are not necessarily indicative of the results of operations for the year ending December 31, 2001.

These financial statements should be read in conjunction with the Company's audited December 31, 2000 consolidated financial statements included in Form 10-K.

Proposed Acquisitions

On July 30, 2001, the Company entered into an agreement to acquire all of the outstanding common stock of American Senior Golf Association ("ASGA"), a company engaged primarily in the business of managing a newly formed professional golf tour. Such proposed purchase is intended to qualify as a tax-free transaction under Section 368 (a)(1)(B) of the 1986 Internal Revenue Code, as amended. According to the terms of the agreement, the Company would issue 15,978,000 shares of restricted common stock upon the closing date and an additional 2,000,000 shares of S-8 stock. As of August 20, 2001, such proposed acquisition has not been consummated.

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries IntraMed and HFA (collectively hereinafter referred to as the "Company"). The operations of the subsidiaries are included in the accompanying condensed consolidated statements of operations for the six-month period ending June 30, 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Based on management's best estimate of taxable income in the foreseeable future, it is more likely than not that some portion of deferred income tax assets, due mostly to net operating loss carryforwards, may not be realized. As such, management has provided 100% allowances against the deferred tax asset and deferred tax benefit as of June 30, 2001 and December 31, 2000.

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

Recent Accounting Pronouncements

For the six-month period ended June 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. Since the Company does not presently engage in activities covered by SFAS 133, there was no significant effect on the Company's June 30, 2001 condensed consolidated financial statements.

Reclassifications

Certain amounts in the June 30, 2000 financial statements have been reclassified to conform to their June 30, 2001 presentation.


3. NOTES PAYABLE

In August 2000, the Company issued a note payable totaling $75,000, bearing interest at 10% per annum, with principal and accrued interest due on December 20, 2000 and subordinated by all current and future obligations of the Company. The note payable is in default and the Company is in negotiations to renew such note.


4. RELATED PARTY TRANSACTIONS

The Company's President/CEO, who is also approximately a 50% shareholder, provides management services for a fee and is also reimbursed for expenses incurred on behalf of the Company. In total, management fees and expenses incurred by the Company by the President/CEO totaled approximately $45,000 and $20,000 for the six-month periods ended June 30, 2001 and 2000, respectively. In the six-month period ended June 30, 2001, the President/CEO also advanced to the Company approximately $30,000 in cash that was used for short-term working capital.

At June 30, 2001 and 2000, the Company owed approximately $260,000 and $100,000, respectively, to its President/CEO. These payables/advances are non-interest bearing and payable on demand.


5. CONVERTIBLE SERIES A PREFERRED STOCK

The Company's convertible Series A preferred stock is convertible into common stock at a ratio of 20:1, and the holder may convert 1/3 of its Series A preferred stock on December 31, 2001 and 2/3 on December 31, 2002. No shares of preferred stock have been converted as of June 30, 2001.


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