Form 10QSB/A
period 2001-06-30
CAPITAL DEVELOPMENT GROUP INC
filed 2001-08-31
CIK 922253

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                     REVISED
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Six Months Ended June 30, 2001
                     --------------------------------------


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

               Class                          Shares Outstanding, June 30, 2001
               -----                          ----------------------------------

  Common Stock, $.0001 par value                           10,163,935

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Financial Statements are included as part of this document at the end of the document.


The Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 was not reviewed by an independent accountant in accordance with applicable professional standards. Because management was unable to prepare such Form 10-Q under its normal review standards, the Company may be required to amend the filing after such review has been completed.


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


(a)      Plan of Operation

The Company has tried for over 12 months to obtain long term financing to help execute its business plan. The collapsing financial markets have dried up almost all of the available capital. The losses investors incurred over the past 12 to 15 months have devastated the capital markets drying up financing opportunities for many start up and early stage companies.

In recent months our president, Mike Vahl, has satisfied our cash requirements by lending funds to us in exchange for demand promissory notes.

The company plans to start marketing IntraMed's Software Package, The Patient Tracking Wizard ("PTW") in mid 2001. IntraMed has spent much of 2000 making enhancements to the software and feels that with the help of its current customers, the software is ready for to be marketed on a national basis. The company will entertain ways to raise the necessary capital necessary to market the PTW. However, the difficulties listed above in Section (a) will have to be overcome.


The PTW is perfectly tailored for the Workers Compensation market. The Internet accessibility is designed for case managers located remotely from their corporate headquarters or offices. The case managers can access the software from anyplace that they can access the Internet. This provides great flexibility for the case managers as well as the Workers Compensation Insurance Carriers. The PTW can also function efficiently in both a physicians office setting or a medical clinic setting.


(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

Currently the Company has very little capital. As described below, the Company can continue indefinitely as its operational subsidiary is running on a break-even or better basis. Last year we had sold in excess of $200,000 of convertible notes and were starting to execute our business plan. However, obtaining additional funding was always part of the plan. With the downturn in the business cycle, the capital markets where we were seeking the additional funding dried up. The Company is still seeking additional financing. With additional financing, the Company believes that it still can execute its business plan. However, as discussed above, the short term prospects for additional financing look remote.

The Company currently owns 2 wholly owned subsidiaries; IntraMed Corporation and Healthsource Financial Advisors. The current outlook for the Company and its subsidiaries is as follows:

Capital Development Group, Inc.: Currently has little to no revenue. The Company derives its income from profits of its subsidiaries. The main expenses of the Company are management fees from its President, Michael Vahl, and the costs of maintaining the public shell. There is a possibility that the Company might sell a software license for it Administrator 1 package. The Company is not marketing this package, however if this opportunity occurs the Company will evaluate the market to see if future license sales are possible.

IntraMed Corporation: Currently running on a break-even mode. We currently have 3 customers and have 1 programmer who works part-time on an as needed basis. He only works when the company can use his services on a billable basis. Our part-time programmer is also an instructor in Computer Programming at the local community college. He intends to have his classes work on projects that will help upgrade and expand capabilities of the Patient Tracking Wizard ("PTW"). This work can be done with little or no cost to IntraMed.

Healthcare Financial Advisors: Currently not operating. Was shut down December 31, 2000.

IntraMed is in a "break-even" mode. Its revenues slightly exceed its expenses. In recent months our president, Mike Vahl, has satisfied our cash requirements by lending funds to us in exchange for demand promissory notes. The company will have to raise funds either from Mr. Vahl, existing shareholders or seek outside funding.

On June 29, 2001 the Company agreed to purchase MedTel Centers, Inc. in a stock for stock transaction to make MedTel Centers, Inc. a wholly owned subsidiary of Capital Development Group, Inc. On July 3, 2001, the Company and MedTel Centers, Inc decided that the acquisition was not in the best interest of all parties and agreed to rescind the transaction. MedTel Centers, Inc. was compensated 120,000 shares of the Company's restricted common stock as compensation.

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

We currently have no substantial cash reserves and have accumulated significant liabilities. If we do not receive additional capital during 2001, we will be unable to implement our business plan and we will not generate revenues sufficient to satisfy our existing liabilities. One result of such an event is that our stock price would decrease materially and could become valueless.

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

Capital Development Group, Inc.


By:      /s/ Michael P. Vahl, President
    ----------------------------------------
August 20, 2001

Appendix A:       Financial Statements

Balance Sheet as of                        06/30/2001        06/30/2000
                                           -----------       -----------
Assets
   Current Assets
        Cash                                    7,081           111,105
        A/R, net                               38,544            28,590
        Other Current Assets                   67,520            64,063
                                           -----------       -----------
   Total Current Assets                       113,145           203,758

   Furniture Equipment, net                    22,659            23,087

   Intangible Assets, net                     303,430                 0
                                           -----------       -----------
Total Assets                                  439,234           226,845
                                           ===========       ===========

Liabilities & Stockholders Deficit

   Current Liabilities
        A/P & Accrued Liabilities             191,251            44,035
        Due to Related Parties                333,396            27,115
        Convertible Notes Payable             275,000           210,000
        Notes Payable                         105,925            15,000
        Other Liabilities                     132,211             2,317
                                           -----------       -----------
   Total Current Liabilities                1,037,783           298,467

   Stockholders Deficit

        Common Stock                            1,017               841
        Convertible Series A Preferred             16                 0
        Additional Paid-in Capital          5,610,292         2,180,700
        Accumulated Deficit                (6,209,874)       (2,253,162)
                                           -----------       -----------
   Total Stockholders Deficit                (598,549)          (71,622)
                                           -----------       -----------
Total Liabilities & Stockholders Deficit      439,234           226,845
                                           ===========       ===========

Income Statement for the 6 months ended    06/30/2001        06/30/2000
                                           -----------       -----------


   Revenue                                     74,161            72,484

   Operating Expenses
        Consulting Fees                        84,291            49,175
        Management Fees                        83,750            64,282
        Other Expenses                         91,615            62,346
        Depreciation & Amortization            82,535               581
                                           -----------       -----------
   Total Operating Expenses                   342,191           176,385
                                           -----------       -----------
   Loss Before Provision for Income taxes    (268,030)         (103,901)

   Provision for Income Taxes                       0                 0
                                           -----------       -----------
   Net Loss                                  (268,030)         (103,901)
                                           ===========       ===========
Basic and Diluted loss per share                   (0)               (0)
                                           ===========       ===========
Weighted Average # of Shares               10,163,935         8,409,335
                                           ===========       ===========


Cash Flows from Operating Activities for the 6 Months Ended
                                               06/30/2001        06/30/2000
                                               -----------       -----------
Net Loss                                         (268,030)         (103,901)

Adj's to reconcile net loss to net cash

   Depreciation and Amortization                   79,903                 0
   Interest Expense                                     0              (147)
   Changes in Operation Assets and Liabilities          0                 0
     Accounts Receivable                          (15,165)          (20,686)
     Accounts Payable and Accrued Liabilities      46,281           179,606
     Due to Related Parties                       143,874           (76,361)
                                               -----------       -----------
Net Cash used by Operating Activities             (13,137)          (21,489)

Net Cash used in Investing Activities              (9,741)          129,113
                                               -----------       -----------
Net Decrease in Cash                              (22,877)          107,624

Cash at Beginning of Period                        29,958             3,482
                                               -----------       -----------
Cash at end of Period                               7,081           111,106
                                               ===========       ===========

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