Form 10QSB
period 2001-09-30
CAPITAL DEVELOPMENT GROUP INC
filed 2001-11-14
CIK 922253

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

                  For the Nine Months Ended September 30, 2001



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
Yes     No  X
   -----  -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                      Shares Outstanding, September 30, 2001
               -----                      --------------------------------------

     Common Stock, $.0001 par value                        15,000,000

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


(a)      Plan of Operation

The company is currently evaluating companies to merge with and form a profitable on-going concern.


(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has split IntraMed Corporation out of Capital Development Group, Inc. The purpose of this was to transfer all of the assets and liabilities of Capital Development Group into IntraMed. IntraMed is owned by the shareholders of Capital Development Group in the proportional share that they own Capital Development Group as of September 28, 2001. IntraMed gave Capital Development Group some cash as part of the transaction to cover some of the Accounts Payables that IntraMed did not assume.

PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

No legal proceedings have occurred or are occurring in this quarter.

ITEM 2.  CHANGES OF SECURITIES

4,826,065 shares were issued during the period. These were issued for conversion of debt to the company.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No defaults have occurred this quarter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the security holders this quarter.


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital Development Group, Inc.


By: /s/ Michael P. Vahl, President
    ------------------------------
November 14, 2001

Appendix A:       Financial Statements

Balance Sheet as of                           09/30/2001         09/30/2000

Assets
   Current Assets
        Cash                                          18                288
        A/R, net                                       0                  0
        Other Current Assets                           0             85,500

   Total Current Assets                               18             85,788

   Fixed Assets, net                                   0             32,033

   Intangible Assets, net                              0             77,156

Total Assets                                          18            194,977


Liabilities & Stockholders Deficit

   Current Liabilities
        A/P & Accrued Liabilities                 42,795             27,580
        Due to Related Parties                         0            164,785
        Convertible Notes Payable                      0            210,000
        Notes Payable                                  0             15,000
        Other Liabilities                              0              1,553

   Total Current Liabilities                      42,795            418,919

   Stockholders Deficit

        Common Stock                               1,500                963
        Convertible Series A Preferred                 0                 16
        Additional Paid-in Capital             6,226,010          2,195,462
        Accumulated Deficit                   (6,270,286)        (2,420,383)

   Total Stockholders Deficit                    (42,777)          (223,942)

Total Liabilities & Stockholders Deficit              18            194,977

Income Statement for the 9 months ended               09/30/2001     09/30/2000

   Revenue                                              (13,886)       (17,304)

   Operating Expenses
        Consulting Fees                                  54,101         24,687
        Management Fees                                  83,750        113,692
        Other Expenses                                  182,499        122,729
        Depreciation & Amortization                     123,802              0

   Total Operating Expenses                             444,152        261,107

   Loss Before Provision for Income taxes              (458,039)      (278,412)

   Provision for Income Taxes                                 0              0

   Net Loss                                            (458,039)      (278,412)

Basic and Diluted loss per share                             (0)            (0)

Weighted Average # of Shares                         15,000,000      8,409,335



Cash Flows from Operating Activities
     for the  Months Ended                            09/30/2001     09/30/2000

Net Loss                                               (458,039)      (278,412)

Adj's to reconcile net loss to net cash

   Depreciation and Amortization                        123,802              0
   Interest Expense                                           0         (2,369)
   Changes in Operation Assets and Liabilities                0              0
        Accounts Receivable                                   0              0
        Accounts Payable and Accrued Liabilities        115,544         24,340
        Due to Related Parties                          179,883        127,615

Net Cash used by Operating Activities                   (38,809)      (128,825)

Net Cash used in Investing Activities                         0        129,113

Net Decrease in Cash                                    (38,809)           288

Cash at Beginning of Period                              38,827              0

Cash at end of Period                                        18            288

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Capital Development Group, Inc. (the "Company") was incorporated in Oregon on May 19, 1993. Prior to the acquisitions of IntraMed Corporation and HealthSource Financial Advisors, LLC, (see Acquisitions of Subsidiaries discussed below) the Company primarily engaged in the business of purchasing healthcare receivables from hospitals and other healthcare institutions at a discount and administering the collection process of such receivables. As of September 30, 2001, the Company has redirected its efforts and has become primarily focused on the operations of the newly acquired subsidiaries.

The Company is publicly traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "CDVG". As discussed in Note 6, the Company is delinquent on several required SEC filings.

Interim Financial Statements

The accompanying condensed financial statements include the accounts of the Company. The information furnished has been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and are only of a normal recurring nature. These financial statements have not undergone a SAS-71 review. The results of operations for the quarter ended September, 2001 are not necessarily indicative of the results of operations for the year ending December 31, 2001.

These financial statements should be read in conjunction with the Company's audited December 31, 2000 consolidated financial statements included in Form 10-K.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


Recent Accounting Pronouncements

For the nine-month period ended September 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. Since the Company does not presently engage in activities covered by SFAS 133, there was no significant effect on the Company's September 30, 2001 condensed consolidated financial statements.


3. NOTES PAYABLE

All notes payables issued by the Company along with their accrued interest have been converted into common shares of the Company's stock


4. RELATED PARTY TRANSACTIONS

The Company's President/CEO, who is also approximately a 50% shareholder, has converted approximately $211,000 of the accrued debt into the Company's common stock. The balance of the debt has assumed by IntraMed Corporation.

The Company's Board of Directors voted to split off IntraMed Corporation on September 28, 2001. IntraMed Corporation will be owned in a proportional number of shares to the number of shares that are currently owned by the Company's shareholders in the Company as of September 28, 2001. IntraMed Corporation assumed all the Assets and Liabilities of Capital Development Group, Inc., as well as any rights to all licenses and other potential settlements in exchange for a small amount of cash to help pay the Company's existing Accounts Payables.


5. CONVERTIBLE SERIES A PREFERRED STOCK

All of the Company's convertible Series A preferred stock was converted into 250,000 shares of the Company's common stock in September 2001.


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

The condensed financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient revenue and related cash flow to meet its obligations on a timely basis and/or to obtain additional financing or equity infusions as may be required.