Form 10QSB/A
period 2000-06-30
CAPITAL DEVELOPMENT GROUP INC
filed 2002-04-16
CIK 922253

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000



                              --------------------



                         CAPITAL DEVELOPMENT GROUP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



           OREGON                                           93-1113777
----------------------------------------         -------------------------------
  (State or other jurisdiction                   (IRS Employer Identification
      of incorporation or                        No.)
         organization)


4333 Orange Street, Suite 3600                       Riverside, CA 92501-3839
----------------------------------------         -------------------------------
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




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                          Shares Outstanding, June 30, 2000


 Common Stock, $0.0001 par value                          9,953,935

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ACCOUNTANTS' REVIEW REPORT




To the Board of Directors and Stockholders
Capital Development Group, Inc. and Subsidiaries

We have reviewed the consolidated condensed balance sheet of Capital Development Group, Inc. and Subsidiaries (collectively referred to as the "Company") as of June 30, 2000, the related consolidated condensed statement of operations for the three and six-month periods then ended, and the related consolidated condensed statement of cash flows for the six-month period ended June 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of condensed financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the aforementioned consolidated condensed financial statements in order for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of approximately $4,000,000 since inception. As discussed in
Note 10 to the consolidated condensed financial statements, a significant amount of additional capital will be necessary for the Company to maintain and increase operations. Management's plans regarding these matters are also described in
Note 10. The accompanying consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated condensed statements of operations for the three and six-month periods ended June 30, 1999, and the statement of cash flows for the six-month period ended June 30, 1999 included in the Company's Form 10-QSB/A for the three and six month periods ended June 30, 2000 were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

/s/ Squar, Milner, Reehl & Williamson, LLP

April 2, 2002
Newport Beach, California

Capital Development Group, Inc. and Subsidiaries
Consolidated Condensed Balance Sheet
June 30, 2000 (unaudited)

                                   ASSETS

Current Assets
  Cash                                                          $ 111,881
  Accounts receivable                                              18,470
  Other current assets                                              4,012
                                                              ------------
                                                                  134,363

Furniture and Equipment, net                                       11,638
Intangible Assets, net                                          1,625,094
                                                              ------------
                                                              $ 1,771,095
                                                              ============

                     LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities                       $ 57,846
  Due to related parties                                           27,115
  Convertible notes payable, net of discount                       21,779
                                                              ------------
                                                                  106,740

Deferred Tax Liability, net                                       120,700

Commitments and Contingencies

Stockholders' Equity
  Convertible Series A preferred stock; $0.0001
  par value; 300,000 shares authorized; 157,867
  shares issued and outstanding                                        16
  Common stock; $0.001 par value; 30,000,000
  shares authorized; 9,953,935 shares issued and
  outstanding                                                         996
  Additional paid-in capital                                    5,320,416
  Accumulated deficit                                          (3,777,773)
                                                              ------------
                                                                1,543,655
                                                              ------------

                                                              $ 1,771,095
                                                              ============




The accompanying notes are an integral part of these financial statements.

Capital Development Group, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
For the Three and Six-month Periods Ended June 30, 2000 and 1999

                                                                              (unaudited)
                                                  For the Three-  For the Three-        For the Six-    For the Six-
                                                   month period    month period         month period    month period
                                                  ended June 30,  ended June 30,       ended June 30,  ended June 30,
                                                       2000           1999                  2000            1999
                                                  --------------  --------------       --------------  --------------
Revenues                                          $      10,099   $           -        $     10,099    $          -

Operating Expenses
Payroll expenses                                         61,118               -              61,118               -
Depreciation and amortization                            60,753               -              60,753               -
Management fees                                          47,642          14,299              64,842          14,299
Other                                                    68,717          11,428              75,304          20,878
                                                  --------------  --------------      --------------  --------------
                                                        238,230          25,727             262,017          35,177
                                                  --------------  --------------      --------------  --------------

Loss from Operations                                   (228,131)        (25,727)           (251,918)        (35,177)

Other Expenses
Stock promotion expenses                              1,353,000               -           1,353,000               -
Interest expense                                         13,579               -              13,579               -
                                                  --------------  --------------      --------------  --------------
                                                      1,366,579               -           1,366,579               -
                                                  --------------  --------------      --------------  --------------

Net Loss                                          $  (1,594,710)  $     (25,727)      $  (1,618,497)  $     (35,177)
                                                  ==============  ==============      ==============  ==============


Basic and Diluted Loss per Common Share           $       (0.19)  $           -       $       (0.21)  $       (0.01)
                                                  ==============  ==============      ==============  ==============

Weighted Average Number of Common Shares
Outstanding                                           8,470,155       7,158,535           7,778,723       7,158,535
                                                  ==============  ==============      ==============  ==============














The accompanying notes are an integral part of these financial statements.

Capital Development Group, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
For the Six-month Periods Ended June 30, 2000 and 1999



                                                                                      (unaudited)
                                                                                 2000             1999
                                                                             ------------      ------------
Cash Flows from Operating Activities
Net loss                                                                     $ (1,618,497)     $    (35,177)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                                    60,703                 -
  Issuance of warrants for services                                               353,000                 -
  Issuance of common stock for services                                         1,012,500                 -
  Interest expense                                                                 12,716                 -
  Changes in operating assets and liabilities:
  Accounts recievable                                                             (18,470)                -
  Other current assets                                                              4,441                 -
  Accounts payable                                                                (39,789)           (6,709)
  Due to related parties                                                          146,915            21,886
                                                                             ------------      ------------
Net cash used in operating activities                                             (86,481)          (20,000)

Cash Flows from investing activities
Purchase of furniture and equipment                                               (11,638)                -
                                                                             ------------      ------------
Net cash used in investing activities                                             (11,638)                -

Cash Flows from financing activities
Proceeds from issuance of convertible notes payable                               210,000                 -
                                                                             ------------      ------------
Net cash provided by financing activities                                         210,000                 -
                                                                             ------------      ------------

Net increase (decrease) in cash                                                   111,881           (20,000)

Cash - beginning of period                                                              -            20,000
                                                                             ------------      ------------

Cash - end of period                                                         $    111,881      $          -
                                                                             ============      ============

See accompanying notes to consolidated financial statements for non-cash investing and financing activities.


The accompanying notes are an integral part of these financial statements.

Capital Development Group, Inc. and Subsidiaries
Notes to Financial Statements
June 30, 2000



1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Capital Development Group, Inc. (the "Company") was incorporated in Oregon on May 19, 1993. Prior to the acquisitions of IntraMed Corporation and HealthSource Financial Advisors, LLC, (see Acquisitions of Subsidiaries discussed below) the Company is primarily engaged in the business of purchasing healthcare receivables from hospitals and other healthcare institutions at a discount and administering the collection process of such receivables. As of June 30, 2000, the Company has begun to redirect its efforts and diversify its operations to include the newly acquired subsidiaries.

Interim Financial Statements

The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries; all material intercompany account balances have been eliminated in consolidation. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's consolidated financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the quarter ended June 30, 2000 are not necessarily indicative of the results of operations for the year ending December 31, 2000.

These financial statements should be read in conjunction with the Company's audited December 31, 1999 consolidated financial statements included in Form 10-KSB filed on March 30, 2000.


This 10-QSB/A filing, as amended, should be read in conjunction with the Company's December 31, 2000 Form 10-KSB, as filed on May 22, 2001.


Proposed Acquisitions

On April 11, 2001, the Company entered into a non-binding letter of intent agreement to acquire all of the outstanding common stock of MedTel Centers, Inc. ("MedTel"), a company engaged primarily in the business of network management of medical facilities and physicians. On July 3, 2001, the Company and MedTel decided that the acquisition was not in the best interest of all parties and agreed to rescind the transaction. The Company issued MedTel 120,000 shares of the restricted common stock as compensation for such rescission.

On July 30, 2001, the Company entered into a non-binding letter of intent agreement to acquire all of the outstanding common stock of American Senior Golf Association, Inc. ("ASGA"), a company engaged primarily in the business of hosting golf tournaments for senior citizens, from World Quest, Inc., which owns all the outstanding shares of ASGA. According to the terms of the agreement, the Company will initiate a reverse stock split such that all of the Company's current stockholders will own, in total, 2,222,000 shares of the Company's common stock, issue 15,978,000 shares of restricted common stock to the stockholders of ASGA, and the surviving entity will execute an anti-dilution agreement limiting the total additional shares to be issued over the subsequent 12 months to 2,000,000 shares of common stock, such that ASGA then owns 100% of the company. The acquisition is intended to qualify as a tax-free transaction under Section 368 (a)(1)(B) of the 1986 Internal Revenue Code, as amended. Through its former stockholders, ASGA is deemed the acquirer for accounting purposes because of (a) its majority ownership of the Company, (b) its representation on the Company's board of directors, and (c) executive management positions held by former officers of ASGA. Such agreement is subject to stockholder approval. Subsequent to year end, the Company and ASGA decided that the acquisition was not in the best interest of all parties and agreed to rescind the transaction.

Acquisitions of Subsidiaries

On April 29, 2000, the Company acquired 100% of IntraMed Corporation ("IntraMed") in exchange for the Company's common stock. IntraMed is a developer of an Internet based referrals, scheduling, billings and claims processing software for the health care industry. The acquisition was accounted for as a purchase, and the total purchase consideration approximated $388,000. The accompanying consolidated condensed statements of operations include the revenues and expenses of IntraMed from April 29, 2000 through June 30, 2000.

On May 31, 2000, the Company acquired 100% of HealthSource Financial Advisors, LLC, ("HFA") in exchange for the Company's common stock and preferred stock. HFA is a provider of healthcare consulting services. The acquisition was accounted for as a purchase, and the total purchase consideration approximated $1,200,000. As of December 31, 2000, management of the Company had ceased operations of HFA and determined that the assets of HFA were at no value and committed to abandon such operations. The accompanying consolidated condensed statements of operations include revenues and expenses of HFA from May 31, 2000 through June 30, 2000.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The summary of significant accounting policies of the Company presented below is designed to assist the reader in understanding the Company's consolidated condensed financial statements. Such financial statements and these notes are the representations of Company management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated condensed financial statements.

Principles of Consolidation

The accompanying consolidated condensed financial statements include the accounts of the Company and those of its wholly owned subsidiaries IntraMed and HFA (see Note 3) (collectively hereinafter referred to as the "Company"). The operations of the subsidiaries acquired on April 29, 2000 and May 31, 2000 are included in the accompanying consolidated condensed statements of operations from such dates through June 30, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

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


In July 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by a single method, the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets will no longer be amortized but will be tested for impairment annually and written down only when impaired. Management has not determined whether the requirements of such pronouncements will have a significant impact on the Company's future financial statements.


Reclassifications

Certain amounts in the June 30, 1999 financial statements have been reclassified to correspond to their June 30, 2000 presentation.

3.  ACQUISITION OF SUBSIDIARIES

Acquisition of IntraMed

On April 29, 2000, the Company acquired 100% of IntraMed in exchange for the Company's restricted common stock. The transaction was intended to qualify as a tax free purchase under Section 368 (a)(1)(b) of the 1986 Internal Revenue Code, as amended. In accordance with the Purchase Agreement, the Company was required to issue its restricted common stock, subject to certain conditions, to the owners of IntraMed as follows:

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

As of June 30, 2000, the performance requirements on IntraMed relating to the software enhancements and earnings thresholds have not been met, however, the Company has issued in advance the 500,000 shares of the Company's restricted common stock relating to the software enhancements, without contingencies.

Also per the terms of the purchase agreement, the Company has not raised the minimum stipulated capital and, accordingly, has issued the identified 140,000 shares of restricted stock.

The Company has accounted for the acquisition of IntraMed using the purchase method of accounting. The total purchase consideration of approximately $389,000 was allocated as follows, based on an April 29, 2000 estimated fair value of the net assets acquired as determined by an independent third party valuation:

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
                                                               ==========

Acquisition of HFA

On May 31, 2000, the Company issued 350,800 shares of the Company's restricted common stock, 157,867 shares of convertible Series A preferred stock, in exchange for all of the outstanding shares of HFA's common stock. An additional 7,159 shares of restricted common stock and an additional 3,222 shares of convertible Series A preferred stock are to be issued by the Company if HFA's revenues exceed certain thresholds during the year ended December 31, 2001. As of December 31, 2000, HFA ceased operations, and it is unlikely such shares will be issued. The acquisition was intended to qualify as a tax-free transaction under Section 368 (a)(1)(B) of the 1986 Internal Revenue Code, as amended. Thereupon, HFA became a wholly owned subsidiary of the Company.

The Company has accounted for the acquisition of HFA using the purchase method of accounting. The total purchase consideration of approximately $1,185,050 was entirely allocated to goodwill, based on the May 31, 2000 estimated fair value of the net assets acquired. Subsequent to quarter end, the Company impaired all goodwill associated with the acquisition of HFA due to the cessation of HFA's operations.

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

The Company has accounted for the convertible Series A preferred stock issued in connection with the acquisition of HFA at the estimated value of the common stock as if the shares of preferred stock were converted into common stock.

Pro Forma Information

The table below reflects certain pro forma information as though the IntraMed and HFA acquisitions occurred at the beginning of each period presented:

                                                      (unaudited)
                                                 Six-month Period Ended
                                                        June 30
                                                2000               1999

                                          ------------------ ------------------


Revenues                                  $         72,866    $        21,872

                                          ================== ==================


Net Loss                                  $     (1,607,241)   $       (36,552)

                                          ================== ==================

Loss per common share, basic and diluted  $          (0.21)   $         (0.01)

                                          ================== ==================

4.  CONVERTIBLE NOTES PAYABLE

In May 2000, the Company issued convertible notes payable totaling $210,000 ("Note Payable I"), bearing interest at 10% per annum, with principal and accrued interest due on November 30, 2001 and subordinated by all current and future obligations of the Company. Such notes require no payment of principal or interest during the term; all such amounts are due at maturity. Also, such notes were issued with detachable warrants (see below). The Holder may convert all of the outstanding principal of Note Payable I into the Company's common stock at
(a) the election of each Holder (i) within 120 days prior to the reasonably anticipated effective date of any registered, underwritten public offering of the Company's equity securities with proceeds to the Company in excess of $7,000,000 at a valuation in excess of $15,000,000; (ii) upon the occurrence of an Event of Default, as defined; (iii) contemporaneously with a private placement of the Company's equity securities resulting in an investment by one or a group of five or fewer investors of not less than $2,000,000; (iv) immediately prior to the closing of any merger, reorganization or sale of all or substantially all of the Company's assets; (v) on or before the tenth (10th) day prior to a prepayment date specified in a notice of prepayment; or (vi) at the Maturity Date; or (b) at the election of the Company within 120 days prior to the reasonably anticipated effective date of any Qualifying Public Offering, as defined.
The number of common shares that can be issued upon conversion shall be equal to the total amount of principal and unpaid interest on Note Payable I as of the date of conversion, divided by the Conversion Price. The Conversion Price per share shall be equal to the lesser of (a) the lowest per-share price at which common stock has been sold to any person (other than pursuant to exercise of stock options or warrants) at any time after the issuance and before the date of conversion; or (b) $0.50. No notes have been converted as of June 30, 2000. Subsequent to June 30, 2000, all of the noteholders agreed to convert such outstanding notes payable into restricted common stock at $0.15 per common share. In total, the Company issued approximately 1,800,000 shares of restricted common stock to satisfy such notes payable.

In connection with the issuance of Note Payable I, the Company issued a total of 470,000 warrants to purchase common stock for no additional consideration, with an exercise price of $0.50 per share expiring in November 2000. All warrants were exercisable upon issuance. The value of such warrants represents a discount from the fair value of the note payable. On November 30, 2000, the Company extended the life of the warrants by one month and modified the strike price to $0.25 per share. In December 2000, a total of 210,000 warrants were exercised at $0.25 per share for a total of $52,500. All other unexercised warrants associated with the issuance of convertible notes payable expired as of December 31, 2000. The proportional fair value of warrants upon issuance in connection with Note Payable I was approximately $100,000.

The convertible feature of Note Payable I provides for a rate of conversion that is below market value. Such feature if normally characterized as a "beneficial conversion feature" or "BCF". The Company has determined the value of the beneficial conversion feature to be approximately $100,000. Accordingly, the relative fair value of the BCF has been recorded in the financial statements as a discount from the face value of the notes.

5.  RELATED PARTY TRANSACTIONS

The Company's President/CEO, who is also approximately a 61% stockholder, provides management services for a fee and is also reimbursed for expenses incurred on behalf of the Company. In total, management fees and expenses incurred by the President/CEO on behalf of the Company totaled approximately $46,000 and $14,000 for the three-month periods ended June 30, 2000 and 1999, respectively. At June 30, 2000, the Company owed approximately $82,000 to its President/CEO. These payables/advances are non-interest bearing and payable on demand.
In the quarter ended June 30, 2000, the Company converted approximately $140,000 of advances/payables from stockholders, including the Company's President/CEO, into 279,600 shares of common stock at $0.50 per share.



6.  EQUITY TRANSACTIONS
During the quarter ended June 30, 2000, the Company issued, in total, 625,000 shares of common stock in exchange for various marketing services, including investment banking consulting, valued at approximately $1,013,000.
Also during the quarter ended June 30, 2000, the Company issued 200,000 warrants to purchase the Company's common stock to related parties, in connection with agreements with stockholders to exchange shares of restricted common stock for shares of free trading common stock at a strike price of $0.50 per share, expiring on June 30, 2001. No such warrants were exercised.
Other equity transactions are discussed elsewhere in these notes to the consolidated condensed financial statements.


7.  CONVERTIBLE SERIES A PREFERRED STOCK
The Company's convertible Series A preferred stock is convertible into common stock at a ratio of 20:1, and the holder may convert 1/3 of their Series A preferred stock on December 31, 2001 and 2/3 on December 31, 2002. No shares of preferred stock have been converted as of June 30, 2000.

8.  SEC FILINGS
The Company did not file a Form 8-K in connection with either of the acquisitions discussed above. Such filings are required under the 1934 Act of the Securities and Exchange Commission ("SEC"). The Company did disclose such acquisitions in its quarterly reports filed for the quarterly periods ended June 30, 2000 and September 30, 2000 and in its annual report on Form 10-KSB filed with the SEC on May 22, 2001.

9.  PREVIOUSLY FILED JUNE 30, 2000 FORM 10-QSB
As previously disclosed in the Company's December 31, 2000 Form 10-KSB filed on May 22, 2001, the Company's June 30, 2000 Form 10-QSB filed on August 15, 2000 includes consolidated condensed financial statements for June 30, 2000 that were not reviewed by the Company's independent certified public accountants as required by Rule 10-01(d) of Regulation S-X. The Company's June 30, 2000 consolidated condensed financial statements included herein have been reviewed in accordance with professional standards as described in the preceding sentence, and, accordingly, the Company is filing this Form 10-QSB/A. Such review resulted in adjustments to the previously unreviewed June 30, 2000 consolidated condensed financial statements.


In addition, this 10-QSB/A filing, as amended, should be read in conjunction with the Company's December 31, 2000 Form 10-KSB, as filed on May 22, 2001.

The effect of the adjustments increased assets by approximately $1,200,000, due to the valuation of the total purchase consideration in connection with the acquisitions of IntraMed and HFA, decreased liabilities by approximately $100,000, due to the allocation of proceeds from the convertible notes payable, increased additional paid-in capital by approximately $1,300,000, also due to the valuation of the total purchase consideration paid in connection with the acquisitions of IntraMed and HFA, and decreased net income by approximately $1,600,000, due to the recognition of the issuance of certain equity instruments for services.



10.  GOING CONCERN AND LIQUIDITY CONSIDERATIONS
The Company has not generated significant revenue or any profit from operations. Such factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management is in discussions with potential investors to pursue additional capital infusions into the Company, which management believes are necessary until such time that revenues achieve profitability levels.

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


(b) Management's Discussion and Analysis of Financial Condition and Results of Operations


         During the past five years, our director and officer has been working to correct problems arising from a major fraud committed against CDG. The fraud involved $3,500,000 in counterfeit certificates of deposit that were issued to CDG in exchange for significant equity and $500,000 in cash. The fraud left CDG in a tenuous financial position that CDG has sought diligently to correct. The only revenue CDG has generated during the past four years was a software license fee from Aries Financial Group in the amount of $100,000. CDG used these funds, in large part, to reach accords with most of its creditors, all of whom were due monies for products or services provided prior to March,

         1995. As a result of these compromises reached with creditors, CDG's payables with respect to those prior obligations have been eliminated for accounting purposes. While we now have an accumulated deficit of approximately $3,800,000, the company believes it has substantially reduced the likelihood of material claims by its creditors and that its financial condition, due to the significant debt reduction, is more stable than in the months immediately following the fraud.

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



ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


2.1 HFA & IntraMed Stock Purchase Agreement - 04/29/2000 (NEED TO INCORPORATE BY REFERENCE TO THE PREVIOUS 6/30/00 10Q)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital Development Group, Inc.


By:      /s/ Michael P. Vahl, President
    ----------------------------------------
April 15, 2002