Form 10QSB/A
period 2000-09-30
CAPITAL DEVELOPMENT GROUP INC
filed 2002-04-16
CIK 922253

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

                For the Quarterly Period Ended September 30, 2000



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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X
                                                                          ---



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                      Shares Outstanding, September 30, 2000

Common Stock, $.0001 par value                          9,953,935

PART I   FINANCIAL INFORMATION


         ACCOUNTANTS' REVIEW REPORT



To the Board of Directors and Stockholders
Capital Development Group, Inc. and Subsidiaries

We have reviewed the consolidated condensed balance sheet of Capital Development Group, Inc. and Subsidiaries (collectively referred to as the "Company") as of September 30, 2000, the related consolidated condensed statement of operations for the quarter then ended, and the related consolidated condensed statement of cash flows for the nine-month period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of approximately $4,300,000 since inception. As discussed in
Note 8 to the consolidated condensed financial statements, a significant amount of additional capital will be necessary for the Company to maintain and increase operations. The accompanying consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated condensed statements of operations for the three and nine-month periods ended September 30, 1999, and the statement of cash flows for the nine-month period ended September 30, 1999 included in the Company's Form 10-QSB/A for the three and nine-month periods ended September 30, 2000 were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

/s/ Squar, Milner, Reehl & Williamson, LLP

April 3, 2002
Newport Beach, California

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (unaudited)
                               September 30, 2000



                                     ASSETS

Current Assets
     Cash                                               $           8,504
     Accounts receivable                                           35,617
     Other current assets                                           2,023
                                                        -------------------
                                                                   46,144

Furniture and Equipment, net                                       19,726

Intangible Assets, net                                          1,484,101
                                                        -------------------

                                                        $       1,549,971
                                                        ===================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued liabilities           $         104,659
     Due to related parties                                       104,785
     Convertible notes payable, net                                79,219
     Notes payable                                                 48,470
                                                        -------------------
                                                                  337,133

Deferred Tax Liability, net                                       110,093

Commitments and Contingencies

Stockholders' Deficit
     Convertible Series A preferred stock; $0.0001 par
       value; 1,000,000 shares authorized; 157,867
       shares issued and outstanding                                   16
     Common stock; $0.0001 par value; 30,000,000 shares
         authorized; 9,953,935 shares issued and
         outstanding                                                  996
     Additional paid-in capital                                 5,356,623
     Accumulated deficit                                       (4,254,890)
                                                        -------------------
                                                                1,102,745
                                                        -------------------

                                                        $       1,549,971
                                                        ===================

--------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
          For the Nine-month Periods Ended September 30, 2000 and 1999

                                                                                      (unaudited)
                                                      For the three-     For the three-      For the nine-      For the nine-
                                                       month period       month period       month period        month period
                                                      ended September   ended September     ended September    ended September
                                                         30, 2000          30, 1999            30, 2000             30, 1999
                                                      ---------------   ---------------    ----------------    -----------------
REVENUES                                              $        28,539   $             -    $         38,638    $               -

OPERATING EXPENSES
     Depreciation and amortization                            130,336                 -             191,089                    -
     Payroll expenses                                          66,497                 -             127,615                    -
     Management fees                                           48,850            10,368             113,692                    -
     Other                                                    206,558             8,521             281,863               12,975
                                                      ---------------   ---------------    ----------------    -----------------
                                                              452,241            18,889             714,259               12,975
                                                      ---------------   ---------------    ----------------    -----------------

LOSS FROM OPERATIONS                                         (423,702)          (18,889)           (675,621)             (12,975)

OTHER EXPENSES
     Interest expense                                          53,415                 -              66,994                    -
     Stock promotion expenses                                       -                 -           1,353,000                    -
                                                      ---------------   ---------------    ----------------    -----------------
                                                               53,415                 -           1,419,994                    -
                                                      ---------------   ---------------    ----------------    -----------------

NET LOSS                                              $      (477,177)  $       (18,889)   $     (2,095,615)   $         (12,975)
                                                      ===============   ===============    ================    =================

BASIC AND DILUTED LOSS PER COMMON SHARE               $        (0.05)   $             -    $         (0.25)    $               -
                                                      ===============   ===============    ================    =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        9,953,935         7,158,535           8,527,560            7,158,535
                                                      ===============   ===============    ================    =================









--------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          For the Nine-month Periods Ended September 30, 2000 and 1999

                                                                (unaudited)
                                                            2000            1999
                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $ (2,095,615)   $    (12,975)
Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization expense               191,089               -
         Issuance of warrants for services                   353,000               -
         Issuance of stock for services                    1,012,500               -
         Interest expense                                     64,834               -
         Changes in operating assets and liabilities:
              Accounts receivable                            (35,617)              -
              Other current assets                             6,430               -
              Accounts payable and accrued liabilities         7,024          (2,803)
              Due to related parties                         224,585          15,778
                                                        ------------    ------------
Net cash used in operating activities                       (271,770)              -
                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment                          (19,726)              -
                                                        ------------    ------------
Net cash used in investing activities                        (19,726)              -
                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                      300,000               -
                                                        ----------------------------
Net cash provided by financing activities                    300,000               -
                                                        ----------------------------

NET INCREASE IN CASH                                           8,504               -

CASH - beginning of period                                         -               -
                                                        ----------------------------

CASH - end of period                                    $      8,504  $            -
                                                        ============================

See accompanying notes to consolidated financial statements for non-cash investing and financing activities.


--------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION


Nature of Business

Capital Development Group, Inc. (the "Company") was incorporated in Oregon on May 19, 1993. Prior to the acquisitions of IntraMed Corporation and HealthSource Financial Advisors, LLC, (see Acquisitions of Subsidiaries discussed below) the Company primarily engaged in the business of purchasing healthcare receivables from hospitals and other healthcare institutions at a discount and administering the collection process of such receivables. At December 31, 2000, the Company redirected its efforts and has primarily focused on the operations of the newly acquired subsidiaries.


Interim Financial Statements

The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries; all material intercompany account balances have been eliminated in consolidation. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's consolidated financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the quarter ended September 30, 2000 are not necessarily indicative of the results of operations for the year ending December 31, 2000.

This 10-QSB/A, as amended, should be read in conjunction with the Company's December 31, 2000 10-KSB, as filed on May 22, 2001.


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

On July 30, 2001, the Company entered into a non-binding letter of intent agreement to acquire all of the outstanding common stock of American Senior Golf Association, Inc. ("ASGA"), a company engaged primarily in the business of hosting golf tournaments for senior citizens, from World Quest, Inc., which owns all the outstanding shares of ASGA. According to the terms of the agreement, the Company will initiate a reverse stock split such that all of the Company's current stockholders will own, in total, 2,222,000 shares of the Company's common stock, issue 15,978,000 shares of restricted common stock to the stockholders of ASGA, and the surviving entity will execute an anti-dilution agreement limiting the total additional shares to be issued over the subsequent 12 months to 2,000,000 shares of common stock, such that ASGA then owns 100% of the company. The acquisition is intended to qualify as a tax-free transaction under Section 368 (a)(1)(B) of the 1986 Internal Revenue Code, as amended. Through its former stockholders, ASGA is deemed the acquirer for accounting purposes because of (a) its majority ownership of the Company, (b) its representation on the Company's board of directors, and (c) executive management positions held by former officers of ASGA. Such agreement is subject to stockholder approval. Subsequent to year-end, the Company and ASGA decided that the acquisition was not in the best interest of all parties and agreed to rescind the transaction.


Acquisitions of Subsidiaries

On April 29, 2000, the Company acquired 100% of IntraMed Corporation ("IntraMed") in exchange for common stock. IntraMed is a developer of an Internet based referrals, scheduling, billings and claims processing software for the health care industry. The acquisition was accounted for as a purchase, and the total purchase consideration approximated $388,000. The accompanying consolidated condensed statements of operations include the revenues and expenses of IntraMed from April 29, 2000 through September 30, 2000.

On May 31, 2000, the Company acquired 100% of HealthSource Financial Advisors, LLC, ("HFA") in exchange for common stock and preferred stock. HFA is a provider of healthcare consulting services. The acquisition was accounted for as a purchase, and the total purchase consideration approximated $1,200,000. The accompanying consolidated condensed statements of operations include revenues and expenses of HFA from May 31, 2000 through September 30, 2000. At December 31, 2000, management determined that goodwill recognized in the purchase of HFA was impaired due to the cessation of operations by HFA.

The table below reflects certain pro forma information as though the IntraMed and HFA acquisitions occurred at the beginning of each period presented:


                                                     (unaudited)
                                         Nine-month period ended September 30
                                               2000               1999
                                         ------------------ ------------------

Revenues                                 $ 108,069          $          60,482
                                         ================== ==================

Net Loss                                 $ (2,192,264)      $         (63,541)
                                         ================== ==================

Loss per common share, basic and diluted $ (0.26)           $          (0.01)
                                         ================== ==================


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

Principles of Consolidation

The accompanying consolidated condensed financial statements include the accounts of the Company and those of its wholly owned subsidiaries IntraMed and HFA (collectively hereinafter referred to as the "Company"). The operations of the subsidiaries acquired on April 29, 2000 and May 31, 2000 are included in the accompanying consolidated condensed statements of operations from such dates through September 30, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

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

3. NOTES PAYABLE

In fiscal 2000, the Company issued convertible notes payable totaling $235,000 ("Note Payable I"), bearing interest at 10% per annum, with principal and accrued interest due on November 30, 2001 and subordinated by all current and future obligations of the Company. Such notes require no payment of principal or interest during the term; all such amounts are due at maturity. Also, such notes were issued with detachable warrants (see below). The Holder may convert all of the outstanding principal of Note Payable I into the Company's common stock at
(a) the election of each Holder (i) within 120 days prior to the reasonably anticipated effective date of any registered, underwritten public offering of the Company's equity securities with proceeds to the Company in excess of $7,000,000 at a valuation in excess of $15,000,000; (ii) upon the occurrence of an Event of Default, as defined; (iii) contemporaneously with a private placement of the Company's equity securities resulting in an investment by one or a group of five or fewer investors of not less than $2,000,000; (iv) immediately prior to the closing of any merger, reorganization or sale of all or substantially all of the Company's assets; (v) on or before the tenth (10th) day prior to a prepayment date specified in a notice of prepayment; or (vi) at the Maturity Date; or (b) at the election of the Company within 120 days prior to the reasonably anticipated effective date of any Qualifying Public Offering, as defined.


The number of common shares that can be issued upon conversion shall be equal to the total amount of principal and unpaid interest on Note Payable I as of the date of conversion, divided by the Conversion Price. The Conversion Price per share shall be equal to the lesser of (a) the lowest per-share price at which common stock has been sold to any person (other than pursuant to exercise of stock options or warrants) at any time after the issuance and before the date of conversion; or (b) $0.50. No notes have been converted as of September 30, 2000.

Subsequent to September 30, 2000, all of the note holders agreed to convert such outstanding notes payable into restricted common stock at $0.15 per common share. In total, the Company issued approximately 1,800,000 shares of restricted common stock to satisfy such notes payable.

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


4. RELATED PARTY TRANSACTIONS

The Company's President/CEO, who is also approximately a 56% shareholder, provides management services for a fee and is also reimbursed for expenses incurred on behalf of the Company. In total, management fees and expenses incurred on behalf of the Company by the President/CEO totaled approximately $115,000 and $10,000 for the three-month periods ended September 30, 2000 and 1999, respectively. At September 30, 2000 and 1999, the Company owed approximately $90,000 and $65,000, respectively, to its President/CEO. These payables/advances are non-interest bearing and payable on demand.



5.  CONVERTIBLE SERIES A PREFERRED STOCK
The Company's convertible Series A preferred stock is convertible into common stock at a ratio of 20:1, and the holder may convert 1/3 of their Series A preferred stock on December 31, 2001 and 2/3 on December 31, 2002. No shares of preferred stock have been converted as of September 30, 2000.

6. SEC FILINGS

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




7.  PREVIOUSLY FILED SEPTEMBER 30, 2000 FORM 10-QSB

As previously disclosed in the Company's December 31, 2000 Form 10-KSB filed on May 22, 2001, the Company's September 30, 2000 Form 10-QSB filed on November 15, 2000 include consolidated condensed financial statements for September 30, 2000 that were not reviewed by the Company's independent certified public accountants as required by Rule 10-01(d) of Regulation S-X. The Company's September 30, 2000 consolidated condensed financial statements included herein have been reviewed in accordance with professional standards as described in the preceding sentence, and, accordingly, the Company is filing this Form 10-QSB/A. Such review resulted in adjustments to the previously unreviewed September 30, 2000 consolidated condensed financial statements.


The effect of the adjustments increased assets by approximately $560,000, due to the valuation of the total purchase consideration in connection with the acquisitions of IntraMed and HFA and a 100% allowance for deferred tax assets, decreased liabilities by approximately $30,000, due to the allocation of proceeds from the convertible notes payable, increased additional paid-in capital by approximately $590,000, also due to the valuation of the total purchase consideration paid in connection with the acquisitions of IntraMed and HFA, and decreased net income by approximately $1,900,000, due to the recognition of the issuance of certain equity instruments for services.



8.  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

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

The consolidated condensed financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient revenue and related cash flow to meet its obligations on a timely basis and/or to obtain additional financing or equity infusions as may be required.

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


(b) Management's Discussion and Analysis of Financial Condition and Results of Operations


         During the past five years, our director and officer has been working to correct problems arising from a major fraud committed against CDG. The fraud involved $3,500,000 in counterfeit certificates of deposit that were issued to CDG in exchange for significant equity and $500,000 in cash. The fraud left CDG in a tenuous financial position that CDG has sought diligently to correct. The only revenue CDG has generated during the past four years was a software license fee from Aries Financial Group in the amount of $100,000.CDG used these funds, in large part, to reach accords with most of its creditors, all of whom were due monies for products or services provided prior to March, 1995. As a result of these compromises reached with creditors, CDG's payables with respect to those prior obligations have been eliminated for accounting purposes. While we now have an accumulated deficit of approximately $4,300,000, the company believes it has substantially reduced the likelihood of material claims by its creditors and that its financial condition, due to the significant debt reduction, is more stable than in the months immediately following the fraud.


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