Form 10QSB/A
period 2001-06-30
CAPITAL DEVELOPMENT GROUP INC
filed 2002-04-16
CIK 922253

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



              Class                           Shares Outstanding, June 30, 2001
              -----                           ---------------------------------

Common Stock, $.0001 par value                             10,163,935

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Financial Statements are included as part of this document at the end of the document.


Item 2.  Management Discussion and Analysis or Plan of Operation


Disclosure regarding forward-looking statements.

This filing includes "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's beliefs and assumptions based on currently available information. All statements other than statements of historical fact regarding our financial position, business strategy and management's plans and objectives for future operations are forward-looking statements. Although the Company believes that management's expectations as reflected in forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. Many of these risks and uncertainties are disclosed in our recent filings with the Securities and Exchange Commission, including those set forth below and those disclosed in our quarterly report on Form 10-QSB for the quarter ended June 30, 2001. You should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.


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

ITEM 2.  CHANGES OF SECURITIES

During the current quarter, the Company issued 120,000 shares of common stock in connection with the rescission of the acquisition of MedTel, Inc.

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

Capital Development Group, Inc.


By:      /s/ Michael P. Vahl, President
    ----------------------------------------
April 15, 2002

                           ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Capital Development Group, Inc. and Subsidiaries

We have reviewed the consolidated condensed balance sheet of Capital Development Group, Inc. and Subsidiaries (collectively referred to as the "Company") as of June 30, 2001, the related consolidated interim statements of operations for the three and six-month periods ended June 30, 2001 and 2000, and the related consolidated interim statement of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the aforementioned condensed consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of approximately $6,200,000 since inception. As discussed in
Note 9 to the consolidated interim financial statements, a significant amount of additional capital will be necessary for the Company to maintain and increase operations. Management's plans regarding these matters are also described in
Note 9. The accompanying consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Reehl & Williamson, LLP

April 10, 2002
Newport Beach, California

Capital Development Group, Inc. and Subsidiaries
Consolidated Condensed Balance Sheet
June 30, 2001 (unaudited)

                                     ASSETS

Current Assets
  Cash                                            $     10,082
  Accounts receivable                                   38,544
  Other current assets                                   2,023
                                                  ------------
                                                        50,649

Furniture and Equipment, net                            17,512

Intangible Assets, net                                 303,430
                                                  ------------

                                                  $    371,591
                                                  ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued liabilities        $    142,072
  Due to related parties                               385,295
  Convertible notes payable                            304,029
  Notes payable                                         81,875
                                                  ------------
                                                       913,271

Deferred Tax Liability, net                             78,216

Commitments and Contingencies

Stockholders' Deficit
  Convertible Series A preferred stock;
  $0.0001 par value; 300,000 shares
  authorized; 157,867 shares issued
  and outstanding                                           16
  Common stock; $0.0001 par value;
  30,000,000 shares authorized;
  10,163,935 shares issued and outstanding               1,017
  Additional paid-in capital                         5,620,102
  Accumulated deficit                               (6,241,031)
                                                  ------------
                                                     (619,896)
                                                  ------------

                                                    $ 371,591
                                                  ============

The accompanying notes are an integral part of these financial statements.

Capital Development Group, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
For the Three and Six-month Periods Ended June 30, 2001 and 2000
                                                                              (unaudited)
                                                  For the Three-  For the Three-        For the Six-    For the Six-
                                                   month period    month period         month period    month period
                                                  ended June 30,  ended June 30,       ended June 30,  ended June 30,
                                                       2001            2000                 2001            2000
                                                  --------------  --------------       --------------  --------------
Revenues                                          $       15,905  $       10,099       $       73,505  $       10,099

Operating Expenses
Management fees                                           42,250          47,642               83,750          64,842
Depreciation and amortization                             29,581          60,753               61,235          60,753
Payroll expenses                                           5,370          61,118               69,954          61,118
Other                                                     75,058          68,717              103,571          75,304
                                                  --------------  --------------       --------------  --------------
                                                         152,259         238,230              318,510         262,017
                                                  --------------  --------------       --------------  --------------

Loss from operations                                    (136,354)       (228,131)            (245,005)       (251,918)

Other Expenses
Interest expense                                          14,936          13,579               25,407          13,579
Stock promotion expenses                                       -       1,353,000                    -       1,353,000
                                                  --------------  --------------       --------------  --------------
                                                          14,936       1,366,579               25,407       1,366,579
                                                  --------------  --------------       --------------  --------------

Net Loss                                          $     (151,290) $   (1,594,710)      $     (270,412) $   (1,618,497)
                                                  ==============  ==============       ==============  ==============

Basic and Diluted Loss Per Share                  $        (0.01) $        (0.19)      $        (0.03) $        (0.21)
                                                  ==============  ==============       ==============  ==============

Weighted Average Number of Common
Shares Outstanding                                    10,163,935       8,470,155           10,163,935       7,778,723
                                                  ==============  ==============       ==============  ==============


The accompanying notes are an integral part of these financial statements.

Capital Development Group, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
For the Six-month Periods Ended June 30, 2001 and 2000
                                                                                  (unaudited)
                                                                      ----------------------------------
                                                                            2001               2000
                                                                      ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $       (270,412) $     (1,618,497)
Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization expense                                  63,608            60,703
         Issuance of warrants for services                                           -           353,000
         Issuance of common stock for services                                       -         1,012,500
         Interest expense                                                       19,875            12,716
         Changes in operating assets and liabilities:
              Accounts receivable                                              (24,941)          (18,470)
              Other current assets                                               1,600             4,441
              Accounts payable and accrued liabilities                         (29,137)          (39,789)
              Due to related parties                                           189,699           146,915
                                                                      ----------------  ----------------
Net cash used in operating activities                                          (49,708)          (86,481)
                                                                      ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment                                                  -           (11,638)
                                                                      ----------------  ----------------
Net cash used in investing activities                                                -           (11,638)
                                                                      ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                         40,000           210,000
                                                                      ----------------  ----------------
Net cash provided by financing activities                                       40,000           210,000
                                                                      ----------------  ----------------

NET (DECREASE) INCREASE IN CASH                                                 (9,708)          111,881

CASH - beginning of period                                                      19,790                 -
                                                                      ----------------  ----------------

CASH - end of period                                                  $         10,082  $        111,881
                                                                      ================  ================

See accompanying notes to consolidated financial statements for non-cash investing and financing activities.



The accompanying notes are an integral part of these financial statements.

Capital Development Group, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
June 30, 2001


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

These financial statements should be read in conjunction with the Company's audited December 31, 2000 consolidated financial statements included in Form 10-KSB filed on May 22, 2001.

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


On July 30, 2001, the Company entered into a non-binding letter of intent agreement to acquire all of the outstanding common stock of American Senior Golf Association, Inc. ("ASGA"), a company engaged primarily in the business of hosting golf tournaments for senior citizens, from World Quest, Inc., which owns all the outstanding shares of ASGA. According to the terms of the agreement, the Company will initiate a reverse stock split such that all of the Company's current stockholders will own, in total, 2,222,000 shares of the Company's common stock, issue 15,978,000 shares of restricted common stock to the stockholders of ASGA and the surviving entity will then execute an anti-dilution agreement limiting the total additional shares to be issued over the subsequent 12 months to 2,000,000 shares of common stock, such that ASGA then owned 100% of the company. The acquisition is intended to qualify as a tax-free transaction under Section 368 (a)(1)(B) of the 1986 Internal Revenue Code, as amended. Through its former stockholders, ASGA is deemed the acquirer for accounting purposes because of (a) its majority ownership of the Company, (b) its representation on the Company's board of directors, and (c) executive management positions held by former officers of ASGA. Such agreement is subject to stockholder approval. Subsequent to quarter end, the Company and the ASGA decided the acquisition was not in the best interest of all parties and agreed to rescind the transaction.


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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries IntraMed and HFA (collectively hereinafter referred to as the "Company"). The operations of the subsidiaries are included in the accompanying consolidated condensed statements of operations for the quarter ended June 30, 2001. The operations of the subsidiaries acquired on April 29, 2000 and May 31, 2000 are included in the accompanying consolidated condensed statements of operations from such dated through June 30, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

For the quarter ended March 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. Since the Company does not presently engage in activities covered by SFAS 133, there was no significant effect on the Company's June 30, 2001 consolidated condensed financial statements.

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


4. RELATED PARTY TRANSACTIONS

The Company's President/CEO, who is also approximately a 50% stockholder, provides management services for a fee and is also reimbursed for expenses incurred on behalf of the Company. In total, management fees and expenses incurred by the President/CEO on behalf of the Company totaled approximately $42,000 and $46,000 for the quarters ended June 30, 2001 and 2000, respectively. During the quarter ended June 30, 2001, the President/CEO also advanced to the Company approximately $30,000 in cash that was used for short-term working capital. At June 30, 2001 and 2000, the Company owed approximately $260,000 and $82,000, respectively to its President/CEO. These payables/advances are non-interest bearing and due on demand.



5.  CONVERTIBLE NOTES PAYABLE

Subsequent to June 30, 2001, all noteholders have agreed to convert such outstanding notes payable into restricted common stock at $0.15 per common share. In total, the Company issued approximately 1,800,000 shares of restricted common stock to satisfy such notes payable.

6.  CONVERTIBLE SERIES A PREFERRED STOCK
The Company's convertible Series A preferred stock is convertible into common stock at a ratio of 20:1, and the holder may convert 1/3 of their Series A preferred stock on December 31, 2001 and 2/3 on December 31, 2002. No shares of preferred stock have been converted as of June 30, 2001.

7. SEC FILINGS

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

8.  PREVIOUSLY FILED JUNE 30, 2001 FORM 10-QSB

The Company's June 30, 2001 Form 10-QSB filed on August 20, 2001 includes consolidated condensed financial statements for June 30, 2001 that were not reviewed by the Company's independent certified public accountants as required by Rule 10-01(d) of Regulation S-X. The Company's June 30, 2001 consolidated condensed financial statements included herein have been reviewed in accordance with professional standards as described in the preceding sentence, and, accordingly, the Company is filing this Form 10-QSB/A. Such review resulted in adjustments to the previously unreviewed June 30, 2001 consolidated condensed financial statements.

In addition, this 10-QSB/A filing, as amended, should be read in conjunction with the Company's December 31, 2000 Form 10-KSB, as filed on May 22, 2001.

9. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

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