Form 10QSB/A
period 2001-09-30
CAPITAL DEVELOPMENT GROUP INC
filed 2002-04-16
CIK 922253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Nine Months Ended September 30, 2001

                        CAPITAL DEVELOPMENT GROUP, INC.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



          Class                      Shares Outstanding, September 30, 2001
          -----                      --------------------------------------

Common Stock, $.0001 par value                        15,005,000

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements are included as part of this document at the end of the document.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Disclosure regarding forward-looking statements.

This filing includes "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's beliefs and assumptions based on currently available information. All statements other than statements of historical fact regarding our financial position, business strategy and management's plans and objectives for future operations are forward-looking statements. Although the Company believes that management's expectations as reflected in forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. Many of these risks and uncertainties are disclosed in our recent filings with the Securities and Exchange Commission, including those set forth below and those disclosed in our quarterly report on Form 10-Q for the quarter ended September 30, 2001. You should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

(a) Plan of Operation

The company is currently evaluating companies to merge with and form a profitable on-going concern.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has split IntraMed Corporation out of Capital Development Group, Inc. The purpose of this was to transfer all of the assets and liabilities of Capital Development Group into IntraMed ("Newco"). IntraMed ("Newco") is owned by the shareholders of Capital Development Group in the proportional share that they own Capital Development Group as of September 28, 2001. Newco gave Capital Development Group some cash as part of the transaction to cover some of the Accounts Payables that IntraMed did not assume. The transfer of assets and liabilities as a result of the reorganization of the Company resulted in an increase in additional-paid-in-capital of approximately $260,000.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No legal proceedings have occurred or are occurring in this quarter.

ITEM 2. CHANGES OF SECURITIES

4,841,065 shares were issued during the period. These were issued for conversion of debt to the company.

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

Capital Development Group, Inc.




By: /s/ Michael P. Vahl, President
    ------------------------------
April 15, 2002

                           ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders
Capital Development Group, Inc. and Subsidiaries

We have reviewed the consolidated condensed balance sheet of Capital Development Group, Inc. and Subsidiaries (collectively referred to as the "Company") as of September 30, 2001, the related consolidated condensed statement of operations for the three and nine-month periods then ended, and the related consolidated condensed statement of cash flows for the nine-month period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of approximately $6,400,000 since inception. As discussed in
Note 9 to the consolidated condensed financial statements, a significant amount of additional capital will be necessary for the Company to maintain and increase operations. The accompanying consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.




April 9, 2002
Newport Beach, California

Balance Sheet as of                                 09/30/2001
                                                   (unaudited)

Assets
   Current Assets
        Cash                                       $        168
        A/R, net                                          8,000
                                                    -----------

   Total Current Assets                                   8,168
                                                    ===========

Liabilities & Stockholders Deficit

   Current Liabilities
        A/P & Accrued Liabilities                        50,935

   Total Current Liabilities                             50,935

   Stockholders Deficit
        Common stock; $0.001 par value; 30,000,000
        shares authorized; 15,005,000 shares issued
          and outstanding                                 1,500
        Convertible Series A preferred stock; $0.0001
        par value; 1,000,000 shares authorized; zero
          shares issued and outstanding                       0
        Additional Paid-in Capital                    6,594,945
        Accumulated Deficit                          (6,639,212)
                                                    ------------

   Total Stockholders Deficit                           (42,767)
                                                    ------------

Total Liabilities & Stockholders Deficit           $       8,168
                                                    ============


The accompanying notes are an integral part of these financial statements.

                                                                    (unaudited)
Income Statement for the 9 months ended               09/30/2001     09/30/2000
                                                      ----------     ----------

   Revenue                                                    -         38,638

   Operating Expenses
        Consulting Fees                                 128,573          4,000
        Management Fees                                 113,750        113,692
        Other Expenses                                  182,085        405,478
        Depreciation & Amortization                      80,607        191,089
                                                      ---------       --------

   Total Operating Expenses                             505,015        714,259

   Interest Expense                                     137,320         66,994
   Stock promotion expenses                                   -      1,353,000
                                                      ---------       --------
                                                        137,320      1,419,994

   Loss Before Provision for Income taxes
         and discontinued                              (642,335)    (2,095,615)

   Provision for Income Taxes                                 0              0

   Discontinued Operations
         Loss from discontinued operations              (26,258)             -
                                                      ---------       --------
                                                         26,258              -

   Net Loss                                            (668,593)    (2,095,615)
                                                     ==========      =========
Basic and diluted loss per share from:
         Continuing operations                            (0.06)         (0.25)
         Discontinued operations                              -              -
                                                      ---------       --------
                                                          (0.06)         (0.25)
                                                     ==========      =========
Weighted average shares outstanding                  10,243,359      8,527,560
                                                     ==========      =========
The accompanying notes are an integral part of these financial statements.

                                                             (unaudited)
Income Statement for the 3 months ended               09/30/2001     09/30/2000
                                                      ----------     ----------

   Revenue                                                    -         28,539

   Operating Expenses
        Consulting Fees                                  46,038              -
        Management Fees                                  30,000         48,850
        Other Expenses                                  137,404        273,055
        Depreciation & Amortization                      80,607        130,336
                                                      ---------      ---------

   Total Operating Expenses                             294,049        452,241

   Interest expense                                     109,031         53,415

   Loss Before Provision for Income taxes
         and discontinued operations                   (403,080)      (477,117)

   Provision for Income taxes                                 -              -

   Discontinued operations
         Loss from discontinued operations              (26,258)             -
                                                      ---------       --------

Net Loss                                               (429,338)      (477,117)
                                                     ==========      =========
Basic and Diluted loss per share
         Continuing operations                            (0.04)         (0.05)
         Discontinued operations                              -              -
                                                      ---------       --------
                                                          (0.04)         (0.05)
                                                     ==========      =========
Weighted Average # of Shares                         10,288,275      9,953,935
                                                     ==========      =========

The accompanying notes are an integral part of these financial statements.

Cash Flows from Operating Activities                        (unaudited)
     for the 9 Months Ended                            09/30/2001     09/30/2000
                                                      ----------     ----------

Net Loss                                            $  (668,593)   $(2,095,615)

Adj's to reconcile net loss to net cash

   Depreciation and Amortization                        128,573        191,089
   Issuance of warrants for services                          -        353,000
   Impairment of goodwill                                80,607              -
   Issuance of stock for services                       164,800      1,012,500
   Interest Expense                                           -         64,834
   Changes in Operation Assets and Liabilities
        Accounts Receivable                             (31,696)       (35,617)
           Other current assets                           2,242          6,430
        Accounts Payable and Accrued Liabilities         77,459          7,024
        Due to Related Parties                          186,986        224,585
                                                      ----------     ----------

Net Cash used by Operating Activities                   (59,622)      (271,770)

Net Cash used in Investing Activities
   Purchase of furniture and fixtures                         -        (19,726)

Net Cash used in financing activities
   Proceeds from issuance of notes payable               40,000        300,000
                                                      ----------     ----------

Net increase (decrease) in Cash                         (19,622)        8,504

Cash at Beginning of Period                              19,790          -

Cash at end of Period                               $       168    $    8,504
                                                      ==========    ===========


See accompanying notes to consolidated financial statements for non-cash investing and financing activities.

The accompanying notes are an integral part of these financial statements.

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION



Nature of Business

Capital Development Group, Inc. (the "Company") was incorporated in Oregon on May 19, 1993. Prior to the acquisitions of IntraMed Corporation and HealthSource Financial Advisors, LLC, the Company was primarily engaged in the business of purchasing healthcare receivables from hospitals and other healthcare institutions at a discount and administering the collection process of such receivables. As of December 31, 2001, the Company had redirected its efforts and has become primarily focused on searching for a suitable reverse merger candidate.

On September 28, 2001, the Company transferred all of the assets and liabilities of the Company into a private Company, owned by the same shareholders of the Company. The Company accounted for the transaction as a transfer of the net liability of $217,993 being recorded as an addition to additional paid in capital in the accompanying statements of stockholders' deficit. The Company is a public shell with no continuing operations (see Note 3). As a result of the transfer of the subsidiary, the Company's statements of operations for fiscal 2000 have been restated from what was reported in the Company's annual report filed on May 22, 2001 to segregate amounts pertaining to the discontinued operations.


The Company is publicly traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "CDVG". As discussed in Note 7, the Company is delinquent on several required SEC filings.

Interim Financial Statements

The accompanying condensed financial statements include the accounts of the Company. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the quarter ended September 2001 are not necessarily indicative of the results of operations for the year ending December 31, 2001.

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

Proposed Acquisitions

On April 11, 2001, the Company entered into a non-binding letter of intent agreement to acquire all of the outstanding common stock of MedTel Centers, Inc. ("MedTel"), a company engaged primarily in the business of network management of medical facilities and physicians. Such proposed purchase is intended to qualify as a tax-free transaction under Section 368 (a)(1)(B) of the 1986 Internal Revenue Code, as amended. According to the terms of the agreement, the Company would issue 2,000,000 shares of restricted common stock upon the closing date and an additional 2,000,000 shares of restricted common stock within 90 days of the first anniversary of such closing date. However, in July 2001, the Company and MedTel decided that the acquisition was not in the best interest of all parties and agreed to rescind the transaction. MedTel was compensated 120,000 shares of the Company's restricted common stock valued at $18,000.

3. TRANSFER OF ASSETS AND LIABILITIES

On September 28, 2001, the Company discontinued its operations in which all assets and liabilities of the Company and its wholly owned subsidiary were transferred into a private company owned by the same shareholders of the Company. The Company accounted for the transaction as a transfer of assets and liabilities with the Company recording the net liability of $217,993 to additional paid-in capital in the related statements of stockholders' deficit at the time of the transfer. The losses from the discontinued operations for 2001 and 2000, through the date of the transfer, were $26,258 and $115,379, respectively, and are included in the statements of operations.

Management of the Company believes that all liabilities were transferred without recourse to the private company and were properly assumed by such entity. There can be no assurances however, that the creditors of such liabilities cannot require the Company to settle such obligations if the private company defaults under such obligations.

4. NOTES PAYABLE

All notes payables issued by the Company along with their accrued interest have been converted into common shares of the Company's stock

5. RELATED PARTY TRANSACTIONS

In the current quarter, the Company converted approximately $190,000 of advances/payables from stockholders, including the Company's President/CEO, into 1,285,337 shares of common stock at $0.15 per share. IntraMed Corporation has assumed the balance of the debt.

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

6. STOCKHOLDERS' DEFICIT

Common Stock

In the current quarter, the Company issued 180,000 shares of common stock, valued at $36,000 (based on the market value on the date of grant) to ex-employees in accordance with severance package agreements.

During the current quarter, the Company issued 2,651,738 shares of restricted common stock pursuant to the conversion of various notes payable and accrued expenses with a principal amount of $553,486 and accrued interest of $39,031.

In the current quarter, the Company issued 400,000 shares of common stock, valued at $80,000 (based on the market value on the date of grant) to third parties in accordance with agreements which the third parties agreed to surrender common stock of an unrelated company.

In the current quarter, the Company issued 100,000 shares of common stock, valued at $20,000 (based on the market value on the date of grant) to third parties as consideration for notes payable totaling $20,000 (such amounts were converted to common stock - see above).

In the current quarter, the Company issued 54,000 shares of common stock, valued at $10,800 (based on the market value on the date of grant) to various third parties for services rendered.

In the current quarter, the Company cancelled 200,000 shares of common stock due to lack of performance.


Convertible Series A Preferred Stock

All of the Company's convertible Series A preferred stock was converted into 249,990 shares of the Company's common stock in September 2001.

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

8.  PREVIOUSLY FILED SEPTEMBER 30, 2001 FORM 10-QSB

The Company's September 30, 2001 Form 10-QSB filed on November 14, 2001 include consolidated condensed financial statements for September 30, 2001 that were not reviewed by the Company's independent certified public accountants as required by Rule 10-01(d) of Regulation S-X. The Company's September 30, 2001 consolidated condensed financial statements included herein have been reviewed in accordance with professional standards as described in the preceding sentence, and, accordingly, the Company is filing this Form 10-QSB/A. Such review resulted in adjustments to the previously unreviewed September 30, 2001 consolidated condensed financial statements.


The effect of the adjustments increased net loss by approximately $230,000 as a result of various equity adjustments and the transfer of assets and liabilities discussed in Note 3.

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