Form 10KSB
period 2001-12-31
CAPITAL DEVELOPMENT GROUP INC
filed 2002-04-16
CIK 922253

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 1O-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [  ]  No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year were $0. The aggregate market value of voting stock held by non-affiliates of the registrant was $1,462,500 as of March 29, 2002, based upon the last sales price as reported on the Nasdaq OTC Bulletin Board.

The number of shares outstanding of the Registrant's Common Stock as of March 29, 2002 was 15,005,000.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

                       Documents Incorporated by Reference
                                     None.

================================================================================

                         CAPITAL DEVELOPMENT GROUP, INC.
                                FORM 10-KSB INDEX



                                     PART I
                                                                         Page

Item 1.      Description of Business                                       3

Item 2.      Description of Property                                       4

Item 3.      Legal Proceedings                                             4

Item 4.      Submission of Matters to a Vote of Security Holders           4

                              PART II

Item 5.      Market for Common Equity and Related Stockholder Matters      4

Item 6.      Management's Discussion and Analysis or Plan of Operation     5

Item 7.      Financial Statements                                          7

Item 8.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                      7

                             PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act             7

Item 10.     Executive Compensation                                        7

Item 11.     Security Ownership of Certain Beneficial Owners and
             Management                                                    8

Item 12.     Certain Relationships and Related Transactions                8

Item 13.     Exhibits and Reports on Form 8-K                              9

             Signatures                                                    9

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

ITEM 1.  DESCRIPTION OF BUSINESS

(a)      Business Development

         Capital Development Group, Inc. ("CDG") was incorporated in Oregon on May 19, 1993. From inception through the date of certain acquisitions, (see below) CDG was primarily engaged in the business of purchasing healthcare receivables from hospitals and other healthcare institutions at a discount and administering the collection process of such receivables. During 2000, CDG acquired IntraMed Corporation ("IntraMed") and Health Source Financial ("HFA") (hereinafter, CDG, IntraMed and HFA are collectively referred to as the "Company"). IntraMed is a developer of an Internet based referrals, scheduling, billings and claims processing software for the health care industry and HFA is a provider of healthcare consulting services.

         On September 28, 2001, the Company transferred substantially all of the assets and liabilities of IntraMed and HFA into a private company owned by the same shareholders of the Company. At the date of transfer, the liabilities of IntraMed and HFA were in excess of the assets in the amount of $217,993. The Company accounted for the transfer of the net liability of $217,993 as a non-cash contribution by the shareholders and was recorded as an increase to additional paid in capital. As of December 31, 2001, the Company is a public shell with no continuing operations. As a result of the transfer of the assets and liabilities, the Company's statements of operations for fiscal 2000 have been restated from what was reported in the Company's annual report filed on May 22, 2001 to segregate amounts pertaining to the discontinued operations.

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


(b)      Business of Issuer

         As discussed in (a) above, as of December 31, 2001, the Company had redirected its efforts and has become primarily focused on searching for a suitable reverse merger candidate.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 2001.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

         The common stock of Capital Development Group, Inc. is currently traded on the NASDAQ Over the Counter Bulletin Board under the symbol CDVG. The stock has traded regularly over the past year. Over the most recent 52-week period the stock has traded in a range of $0.03 (low) and $0.75
         (high) per share. The trading history of the stock for the past two years is summarized below.

          ---------- ------------ ------------
          QUARTER    LOW TRADE    HIGH TRADE
          Q4 2001    1/32          1/16
          ---------- ------------ ------------
          Q3 2001    1/16          7/16
          ---------- ------------ ------------
          Q2 2001    1/4           13/32
          ---------- ------------ ------------
          Q1 2001    3/16           3/4
          ---------- ------------ ------------
          Q4 2000    1/4          1 14/16
          ---------- ------------ ------------
          Q3 2000    1 13/16      2 11/16
          ---------- ------------ ------------
          Q2 2000    3/16         3
          ---------- ------------ ------------
          Q1 2000    5/16            3/4
          ---------- ------------ ------------

         The quotations reflect reported inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

         Approximately 825,000 of the Registrant's shares are held in street name. Approximately 50 individual shareholders hold the remaining shares of common stock. We have not paid dividends on our common stock and do not anticipate paying dividends in the future.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)      Plan of Operation

         On September 28, 2001, the Company transferred substantially all of the assets and liabilities of IntraMed and HFA into a private company owned by the same shareholders of the Company. At the date of transfer, the liabilities of IntraMed and HFA were in excess of the assets in the amount of $217,993. The Company accounted for the transfer of the net liability of $217,993 as a non-cash contribution by the shareholders and is recorded as an increase to additional paid in capital. As of December 31, 2001, the Company is a public shell with no continuing operations. As a result of the transfer of the assets and liabilities, the Company's statements of operations for fiscal 2000 have been restated from what was reported in the Company's annual report filed on May 22, 2001 to segregate amounts pertaining to the discontinued operations.

         As of December 31, 2001, the Company had redirected its efforts and has become primarily focused on searching for a suitable reverse merger candidate.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations


         Mr. Vahl, CDG's current president, has indicated a willingness to continue to loan money to CDG until we become operational and profitable, but he is under no obligation to do so, and he may therefore withdraw his lending commitment and demand payment of outstanding debts at any time. As mentioned above, the company is actively seeking a merger partner at this time.

         In August of 2001, the company determined that it would not have the resources to repay the Convertible Notes Payable that were due in November 2001. As a result we were able to convert all of the debt at fifteen cents per share ($0.15). We also were able to convert the accounts payable for 4 of 6 vendors that the company owed money to.


During the year the Company had a number of equity transactions.

         Preferred Stock

         In fiscal 2001, all Series A preferred stock holders agreed to convert 157,867 shares into 249,990 shares of common stock. No shares of preferred shares are outstanding as of December 31, 2001.

         Common Stock

         The Company issued 180,000 shares of common stock, valued at $36,000 (based on the market value on the date of grant) to ex-employees in accordance with severance package agreements.

         The Company issued 2,651,738 shares of restricted common stock pursuant to the conversion of various notes payable and accrued interest with a principal amount of $360,686 and accrued interest of $39,031.

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

         The Company converted advances/payables to related parties into 1,285,337 shares of common stock at $0.15 per share.

         The Company cancelled 200,000 shares of common stock due to lack of performance.

ABANDONED ACQUISITIONS

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


THE COMPANY HAD A SIGNIFICANT LOSS IN 2001.

         The Company had a net loss of $685,353 in 2001. This was due primarily due to stock issuances and other costs associated with the business. The loss from continuing operations in 2001 was $659,095 and the loss from discontinued operations was $26,258. As noted in Item 1 above, as of December 31, 2001, the Company had redirected its efforts and has become primarily focused on searching for a suitable reverse merger candidate.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are displayed at the end of this report.

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


PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Michael P. Vahl, age 44, is the President, Secretary and a director of CDG. Mr. Vahl's one-year term as a director has been renewed annually at each of the last three shareholder meetings. Mr. Vahl is compensated on an hourly basis as an independent contractor for his activities on behalf of CDG. CDG has no other employees. Mr. Vahl has been with the Registrant since its inception in 1993. From its inception until January 1996, he was the Executive Vice president and Chief Operating Officer. In January of 1996, he became the Registrant's President and Chief Executive Officer. Since 1988, Mr. Vahl has also owned and operated The Vahl Software Group, a sole proprietorship that provides software development and consulting services. Mr. Vahl is not an officer or director of any other entities, and has never been involved in any bankruptcies or criminal matters.

         Gordon C. Root, age 42 is a director of CDG. Mr. Root has been a shareholder of CDG since 1994.

         Based upon a review of forms submitted to the registrant, neither Mr. Vahl nor Mr. Root has timely filed all reports required to be filed pursuant to Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

         Michael P. Vahl is the President of CDG, but he currently receives no salary or other benefits. He bills CDG on an hourly basis of $100 per hour for time he spends on behalf of CDG. In the last six years, CDG has paid the following amounts to Mr. Vahl: 1999 - $40,100, 2000 - $178,434, 2001 - $113,750. In addition, in December 1996, CDG issued 151,542 shares of preferred stock to Mr. Vahl in exchange for unpaid salary and accrued benefits of $530,396 that dated from 1992. This preferred stock was converted to 497,946 shares of CDG common stock in December 1998. In September 2001, CDG issued 1,285,337 shares of restricted common stock in exchange for accrued services and expenses.

         The Company has not established and does not anticipate establishing any benefit plans, option plans or other forms of alternate executive compensation.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


--------------- ------------------ ------------------ -----------------------
                                   Amount and Nature
                                     of Beneficial
                Name of Beneficial     Ownership
Title of Class       Owner                            Percent of Class
--------------- ------------------ ------------------ -----------------------
Common Stock    Gordon Root        1,146,800                 7.64%
--------------- ------------------ ------------------ -----------------------
Common Stock    Michael Vahl       8,008,145                53.39%
--------------- ------------------ ------------------ -----------------------


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

         Mr. Vahl has also advanced approximately $133,000 to CDG that also bears interest at 0% to pay current operating expenses, and he may, but is not required to, continue to do so until CDG becomes operational and profitable. These advances are reflected in the accrued salary and expense obligations described under "Executive Compensation" above. CDG may borrow additional funds from Mr. Vahl during the remainder of 2000, but Mr. Vahl is not obligated to make such loans. These loans, if made, will be payable on demand.

         In December 1998, Mr. Gordon Root, a shareholder of the Company, loaned CDG $20,000 to facilitate the payment of creditors and provide short-term working capital. The loan is a demand loan that bears interest at 8.5% and which Mr. Root may call at any time. Mr. Root is not obligated to loan any additional funds to CDG.

         On June 30, 2000, the Company converted $117,250 in accrued salary to Mr. Vahl into 234,500 shares of the Company's common stock. The stock was restricted under Rule 144. On the same date the Company converted the $20,000 note plus accrued interest, owed to Mr. Root, into 45,100 shares of the Company's common stock. The stock was restricted under Rule 144.

         In September 2001, CDG issued 1,285,337 shares of restricted common stock in exchange for accrued services and expenses.

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


                                                CAPITAL DEVELOPMENT GROUP, INC.

                                                By:/s/MICHAEL P. VAHL
                                                   ----------------------------
                                                Michael P. Vahl, President
                                                Principal Executive Officer
                                                April 15, 2002


                                                By:/s/MICHAEL P. VAHL
                                                   ----------------------------
                                                Michael P. Vahl, President
                                                Principal Financial Officer
                                                April 15, 2002

                               CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Independent Auditors' Report.............................................. 1

Consolidated Balance Sheet................................................ 2

Consolidated Statements of Operations..................................... 3

Consolidated Statements of Stockholders' Deficit.......................... 4

Consolidated Statements of Cash Flows..................................... 7

Notes to Consolidated Financial Statements................................ 9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Capital Development Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Capital Development Group, Inc. and Subsidiaries (collectively referred to as the "Company"), as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Development Group, Inc. and Subsidiaries as of December 31, 2001, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2001, the Company has negative working capital of $59,527, an accumulated stockholders' deficit of $59,527, losses from operations, lack of operational history and discontinued operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/SQUAR, MILNER REEHL & WILLIAMSON, LLP
----------------------------------------
Squar, Milner Reehl & Williamson, LLP
April 10, 2002
Newport Beach, California

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001
--------------------------------------------------------------------------------
                                                  ASSETS

Current Assets
     Cash                                                  $             529
                                                           ===================


         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued liabilities              $          60,056
                                                           -------------------

Commitments and Contingencies

Stockholders' Deficit
     Convertible Series A preferred stock; $0.0001
          par value; 1,000,000 shares authorized; no
          shares issued and outstanding                                    -
     Common stock; $0.0001 par value; 30,000,000 shares
         authorized; 15,005,000 shares issued
         and outstanding                                               1,500
     Additional paid-in capital                                    6,594,945
     Accumulated deficit                                          (6,655,972)
                                                           -------------------
                                                                     (59,527)
                                                           -------------------

                                                           $             529
                                                           ===================















   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                 2001            2000
                                             ------------   -------------

REVENUES                                     $          -   $      4,849

OPERATING EXPENSES
     Depreciation and amortization                128,573        319,461
     Payroll expenses                                   -        122,886
     Management fees                              113,750        165,142
     Impairment loss                               80,607        964,158
     Other                                        198,740        168,396
                                             ------------   -------------
                                                  521,670      1,740,043
                                             ------------   -------------

LOSS FROM OPERATIONS                             (521,670)    (1,735,194)

OTHER EXPENSES
     Stock promotion expenses                           -      1,564,000
     Interest expense                             137,425        255,270
     Other                                              -        141,500
                                             ------------   -------------
                                                  137,425      1,960,770
                                             ------------   -------------

LOSS FROM CONTINUING OPERATIONS
     BEFORE DISCONTINUED OPERATIONS              (659,095)  $ (3,695,964)
                                             ------------   -------------

DISCONTINUED OPERATIONS
     Loss from discontinued operations            (26,258)      (115,379)
                                             ------------   -------------

NET LOSS                                     $   (685,353)  $ (3,811,343)
                                             =============  =============

BASIC AND DILUTED LOSS PER COMMON
     SHARE FROM:
         CONTINTINUING OPERATIONS            $     (0.06)   $      (0.42)
         DISCONTINUED OPERATIONS                       -           (0.01)
                                             -------------- --------------
                  NET LOSS PER COMMON SHARE  $     (0.06)   $      (0.43)
                                             =============  =============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                 11,443,335      8,845,968
                                             =============  =============







   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                       Preferred Stock       Common Stock      Additional
                                      -----------------  -------------------     Paid-in      Accumulated
                                       Shares    Amount     Shares    Amount     Capital        Deficit        Total
                                      -------- --------  -----------  ------  -------------  ------------  -------------
January 1, 2000                              -  $     -    7,158,535  $  716   $  2,040,925  $ (2,159,276) $   (117,635)

Issuance of common stock in
     connection with the
     acquisition of IntraMed                 -        -    1,540,000     154        388,346             -       388,500
Issuance of common stock and
     preferred stock in connection
     with the acquisition of HFA       157,867       16      350,800      35      1,184,999             -     1,185,050
Conversion of debt due to related
     parties to common stock at
     $0.50 per share                         -        -      279,600      28        139,772             -       139,800
Beneficial conversion feature of
     convertible notes payable               -        -            -       -         93,674             -        93,674
Estimated fair market value of
     warrants issued in connection
     with issuance of convertible
     notes payable and notes
     payable                                 -        -            -       -        143,470             -       143,470
Modification of warrants in
     connection with issuance of
     convertible notes payable               -        -            -       -        211,000             -       211,000

   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                 For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                       Preferred Stock       Common Stock      Additional
                                      -----------------  -------------------     Paid-in      Accumulated
                                       Shares    Amount     Shares    Amount     Capital        Deficit        Total
                                      -------- --------  -----------  ------  -------------  ------------  -------------

Estimated fair market value of
     warrants issued for services            -        -            -       -        353,000             -       353,000
Estimated fair market value of
     stock issued for services at
     $1.67 per share                         -        -      600,000      60        999,940             -     1,000,000
Estimated fair market value of
     stock issued for services at
     $0.50 per share                         -        -       25,000       3         12,497             -        12,500
Exercise of warrants at $0.25 per
     share                                   -        -      210,000      21         52,479             -        52,500
Net loss                                     -        -            -       -              -    (3,811,343)   (3,811,343)
                                      -------- --------  -----------  ------  -------------  ------------  -------------
BALANCE -                              157,867
     December 31, 2000                               16   10,163,935   1,017      5,620,102    (5,970,619)     (349,484)

Issuance of restricted common stock
     for conversion of notes payable         -        -    3,937,075     393        592,124             -       592,517
Issuance of common stock in
     connection with severance
     package                                 -        -      180,000      18         35,982             -        36,000
Issuance of common stock for the
     relinquishment of common stock
     of an unrelated party                   -        -      400,000      40         79,960             -        80,000

   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                       Preferred Stock       Common Stock      Additional
                                      -----------------  -------------------     Paid-in      Accumulated
                                       Shares    Amount     Shares    Amount     Capital        Deficit        Total
                                      -------- --------  -----------  ------  -------------  ------------  -------------
Issuance of common stock related to          -        -      120,000      12         17,988             -        18,000
     the rescission of the
     acquisition of MedTel
Issuance of common stock in
     connection with notes payable           -        -      100,000      10         19,990             -        20,000
Issuance of common stock for
     services rendered                       -        -       54,000       5         10,795             -        10,800
Conversion of Series A Preferred
     Stock into common stock          (157,867)     (16)     249,990      25             (9)            -             -
Cancellation of stock for lack of
     performance                             -        -     (200,000)    (20)            20             -             -
Contribution                                 -        -            -       -        217,993             -       217,993
Net loss                                     -        -            -       -              -      (685,353)     (685,353)
                                      -------- --------  -----------  ------  -------------  ------------  -------------
BALANCE -                                    -  $     -   15,005,000  $1,500   $  6,594,945  $ (6,655,972)  $   (59,527)
     December 31, 2001
                                      ======== ========  ===========  ======  =============  ============  =============






   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                          2001         2000
                                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $   (685,353) $ (3,811,343)
Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization expense                            128,573       319,461
         Impairment of goodwill                                            80,607       964,158
         Issuance of warrants for services                                      -       353,000
         Extension of warrant agreements                                        -       211,000
         Issuance of stock for services                                   164,800     1,012,500
         Interest expense related to discount on notes payable                  -       253,173
         Changes in operating assets and liabilities:
              Accounts receivable                                         (23,696)      (13,603)
              Other current assets                                          2,242         4,830
              Accounts payable and accrued liabilities                     86,580        73,574
              Due to related parties                                      186,986       247,276
                                                                     ------------  ------------
Net cash used in operating activities                                     (59,261)     (385,974)
                                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment                                             -       (24,856)
                                                                     ------------  ------------
Net cash used in investing activities                                           -       (24,856)
                                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                    40,000       310,000
Net increase in amounts due to related parties                                  -        68,120
Proceeds from exercise of warrants                                              -        52,500
                                                                     ------------  ------------
Net cash provided by financing activities                                  40,000       430,620
                                                                     ------------  ------------

NET INCREASE (DECREASE) IN CASH                                           (19,261)       19,790

CASH - beginning of year                                                   19,790             -
                                                                     ------------  ------------

CASH - end of year                                                   $        529  $     19,790
                                                                     ============  ============


   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

     Interest                                                        $          -  $          -
                                                                     ============  ============

     Income taxes                                                    $        800  $        800
                                                                     ============  ============

See accompanying notes to the consolidated financial statements for additional information relating to non-cash investing and financing activities during the years ended December 31, 2001 and 2000.




































   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

1. ORGANIZATION

Nature of Business

Capital Development Group, Inc. (the "CDG") was incorporated in Oregon on May 19, 1993. From inception through the date of certain acquisitions, (see Note 3) CDG was primarily engaged in the business of purchasing healthcare receivables from hospitals and other healthcare institutions at a discount and administering the collection process of such receivables. During 2000, CDG acquired IntraMed Corporation ("IntraMed") and Health Source Financial ("HFA") (hereinafter, CDG, IntraMed and HFA are collectively referred to as the "Company"). IntraMed is a developer of an Internet-based referrals, scheduling, billings and claims processing software for the health care industry and HFA is a provider of healthcare consulting services.

On September 28, 2001, the Company transferred substantially all of the assets and liabilities of IntraMed and HFA into a private company owned by the same shareholders of the Company. At the date of transfer, the liabilities of IntraMed and HFA were in excess of the assets in the amount of $217,993. The Company accounted for the transfer of the net liability of $217,993 as a non-cash contribution by the shareholders and is recorded as an increase to additional paid in capital in the accompanying statements of stockholders' deficit (see Note 4). As of December 31, 2001, the Company is a public shell with no continuing operations (see Notes 4 and 11). As a result of the transfer of the assets and liabilities, the Company's statements of operations for fiscal 2000 have been restated from what was reported in the Company's annual report filed on May 22, 2001 to segregate amounts pertaining to the discontinued operations.

As of December 31, 2001, the Company had redirected its efforts and has become primarily focused on searching for a suitable reverse merger candidate (see Note
11).

The Company is publicly traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "CDVG". As discussed in Note 10, the Company did not timely file several required SEC filings.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the CDG and its wholly owned subsidiaries IntraMed and HFA. All significant intercompany balances and transactions have been eliminated in consolidation.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

1. ORGANIZATION (continued)

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2001, the Company has negative working capital of $59,527, an accumulated stockholders' deficit of $59,527, losses from operations, lack of operating history and discontinued operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to be a target in a reverse merger acquisition in which they will receive shares in the newly formed Company and resign from management and the Board of Directors (see Note 11). The successful outcome of future activities cannot be determined at this time and there is no assurance that if not achieved, the Company will have sufficient funds to execute an alternate business plan or generate positive operating results.

The consolidated financial statements do not include any adjustments related to recoverability and classification of assets' carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Abandoned Acquisitions

On April 11, 2001, the Company entered into a non-binding letter of intent agreement to acquire all of the outstanding common stock of MedTel Centers, Inc. ("MedTel"), a company engaged primarily in the business of network management of medical facilities and physicians. However, in July 2001, the Company and MedTel decided that the acquisition was not in the best interest of all parties and agreed to rescind the transaction. MedTel was compensated 120,000 shares of the Company's restricted common stock valued at $18,000, which was recorded under operating expenses in the accompanying statements of operations as of December 31, 2001.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of the Company presented below is designed to assist the reader in understanding the Company's consolidated financial statements. Such consolidated financial statements and these notes are the representations of Company management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, valuation on deferred taxes. Actual results could differ from those estimates.

Risks and Uncertainties

From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit of $100,000.

Furniture and Equipment

Furniture and equipment was stated at cost. Major renewals and improvements were capitalized, while replacements, maintenance and repairs which do not significantly improve or extend the useful life of the asset were expensed when incurred. During 2001, the Company transferred all fixed assets in connection with the reorganization of the Company (see Note 4).

Depreciation of furniture and equipment was computed using the straight-line method over the estimated useful lives of the assets, typically five years. Depreciation expense totaled approximately $4,000 and $5,000 for the years ended December 31, 2001 and 2000, respectively.

Intangible Assets

Intangible assets included completed technology, customer relationships and goodwill, which represented the excess of the purchase price over the estimated fair value of the net assets acquired (see Note 3). The intangible assets were being amortized using the straight-line method over three years. Regularly, the Company assesses the intangible assets for impairment based on the recoverability of the balances from expected future operations and cash flows, on an undiscounted basis. During fiscal 2001 and 2000, the Company assessed an impairment of approximately $80,000 and $964,000 related to goodwill, respectively (see below).

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. At December 31, 2001 and 2000, management determined that the Company's long-lived assets have been impaired as follows:

     o In fiscal 2000, management wrote down the value of goodwill obtained in connection with the acquisition of HFA (see Note 3). Due to the goodwill associated with the acquisition being impaired and the change in market conditions for the related assets, the Company recognized an impairment loss of approximately $964,000 on the related goodwill in the accompanying consolidated statements of operations.

     o In fiscal 2001, management wrote down the value of goodwill obtained in connection with the acquisition of IntraMed Corporation (see Note 3). Due to the goodwill associated with the acquisition being impaired and the change in market conditions for the related assets, the Company recognized an impairment loss of approximately $80,000 on the related goodwill in the accompanying consolidated statements of operations.

Management believes that the impairment losses recognized on long-lived assets, including intangible assets and other assets, are adequate as there are no remaining asset balances.

Revenue Recognition

Revenue is recognized when the Company's services are provided.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosures related to revenue recognition policies in financial statements filed with the SEC. The effective date of this pronouncement was the fourth quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 did not have a material impact on the Company's financial position and results of operations.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company uses the liability method required by Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes". SFAS 109 requires that the estimated tax effects of temporary differences between financial and income tax reporting to be recorded in the period in which the events occur. Such differences between the financial and tax bases of assets and liabilities result in future tax deductions or taxable income.

The Company records a valuation allowance for deferred income tax assets when, based on management's best estimate of taxable income in the foreseeable future, it is more likely than not that some portion of the deferred income tax asset may not be realized. It is the Company's intent to file consolidated federal and state income tax returns.

Stock Based Compensation

The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." SFAS 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date grant, between the fair value of the Company's common stock and the exercise price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company had no employee options issued or outstanding during the two-year period ended December 31, 2001.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25 (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial statements.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share

Loss per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

As discussed in Notes 6 and 7, securities that could potentially dilute basic loss per share (prior to their conversion, exercise or redemption) were not included in the diluted-loss-per-share computation because their effect is anti-dilutive.

Derivative Instruments and Hedging Activities

The Company has adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137 and 138, is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows, as it currently does not engage in any derivative or hedging activities.

Comprehensive Income

The Company has adopted statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". SFAS 130 established the standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations.

Segments

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and how the Company reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by the purchase method. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets will no longer be amortized but will be tested for impairment at least annually and written down only when impaired. Management does not believe that the requirements of such pronouncements will have a significant impact on the Company's future financial statements.

Additionally, the Financial Accounting Standards Board has recently issued Statements No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management has not yet determined exactly how the requirements of such pronouncements will affect the Company's future financial statements.

Reclassifications

Certain reclassifications have been made to the 2000 financial statement presentation to correspond to the 2001 format. Additionally, as discussed in
Note 1, the Company's statements of operations for fiscal 2000 have been restated to segregate amounts pertaining to discontinued operations (see Note
4).

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

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

As of December 31, 2000, the performance requirements on IntraMed relating to the software enhancements and earnings thresholds were not met, however, the Company issued in advance, during fiscal 2000, the 500,000 shares of restricted common stock relating to the software enhancements, without contingencies.

Also as of December 31, 2000, the Company did not raise the minimum stipulated capital and, accordingly, issued, during fiscal 2000, the identified 140,000 shares of restricted stock.

The Company accounted for the acquisition of IntraMed using the purchase method of accounting. The total purchase consideration of approximately $388,500 was allocated as follows, based on an April 29, 2000 estimated fair value of the net assets acquired as determined by an independent third party valuation:

Completed technology                            $ 270,000
Customer relationships                             74,000
Goodwill                                           24,211
Current assets                                     24,199
Current liabilities                                (3,910)
                                                ---------

                                                $ 388,500
                                                =========

During fiscal 2001, substantially all of these assets were transferred to a private company owned by the same shareholders of the Company (see Note 4).

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

3. ACQUISITION OF SUBSIDIARIES (continued)

Acquisition of HFA

On May 31, 2000, the Company issued 350,800 shares of restricted common stock, 157,867 shares of convertible Series A preferred stock, in exchange for all of the outstanding shares of HFA's common stock. An additional 7,159 shares of restricted common stock and an additional 3,222 shares of convertible Series A preferred stock were to be issued by the Company if HFA's revenues exceed certain thresholds during the year ended December 31, 2001. Since HFA ceased operations, it is unlikely such shares will be issued. The acquisition was intended to qualify as a tax-free transaction under Section 368 (a)(1)(B) of the 1986 Internal Revenue Code, as amended. Thereupon, HFA became a wholly owned subsidiary of the Company.

The Company accounted for the acquisition of HFA using the purchase method of accounting. The total purchase consideration of approximately $1,185,050 was entirely allocated to goodwill, based on the May 31, 2000 estimated fair value of the net assets acquired. As discussed above, HFA ceased operations and accordingly the Company recorded approximately $946,000 of impairment expenses (equal to the unamortized goodwill balance) for the year ended December 31, 2000.

Other Matters

The purchase price allocations set forth above for both acquisitions are based in part on an independent third-party valuation of the estimated fair value of the Company's restricted common stock issued in the acquisitions. Such value was estimated at $0.188 per share for the acquisition of IntraMed and $0.338 for the acquisition of HFA, considering blockage and restrictions on the sale of such stock.

The Company accounted for the convertible Series A preferred stock issued in connection with the acquisition of HFA at the estimated value of the common stock as if the shares of preferred stock were converted into common stock.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

3. ACQUISITION OF SUBSIDIARIES (continued)

Pro Forma Information

The table below reflects certain pro forma information as though the IntraMed and HFA acquisitions occurred at the beginning of the Company's 2000 fiscal year:

                                                      Year Ended
                                                  December 31, 2000
                                                     (Unaudited)
                                                  -----------------

Revenues                                          $        116,777
                                                  =================

Net Loss                                          $     (3,839,600)
                                                  =================

Loss per common share, basic and diluted          $          (0.43)
                                                  =================

4. TRANSFER OF ASSETS AND LIABILITIES

On September 28, 2001, the Company transferred substantially all of the assets and liabilities of IntraMed and HFA into a private company owned by the same shareholders of the Company. The Company accounted for the transfer of the net liability of $217,993 as a non-cash contribution by the shareholders and is recorded as an increase to additional paid-in capital in the related statements of stockholders' deficit. The losses from the discontinued operations for 2001 and 2000, through the date of the transfer, were $26,258 and $115,379, respectively, and are included in the statements of operations.

Management of the Company believes that all liabilities transferred to the private company are without recourse and are properly assumed by such entity. There can be no assurances however, that the creditors of such liabilities cannot require the Company to settle such obligations if the private company defaults under such obligations.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

4. TRANSFER OF ASSETS AND LIABILITIES (continued)

Following is a summary of net liabilities transferred and results of operations of the discontinued operations as of December 31, 2000 and September 28, 2001 and for the periods then ended.

                                             At September 28,            At December 31,
                                                   2001                         2000
                                          ---------------------     ----------------------

       Receivables                               $      29,300             $          100
       Other current assets                              2,153                      9,999
       Fixed assets                                     16,967                          -
       Intangible assets                               181,556                          -
                                          ---------------------     ----------------------
         Total assets                                  229,976                     10,099

       Accounts payable and accrued
          expenses                                     133,848                     30,704
       Related party payables                          304,121                          -
       Notes payable                                    10,000                     83,776
                                          ---------------------     ----------------------
         Net liabilities                         $     217,993             $      104,381
                                          =====================     ======================


                                           For the Period from      For the Period of Date
                                             January 1, 2001             Acquisition
                                          Through September 28,      Through  December 31,
                                                  2001                       2000
                                          ---------------------     ----------------------
       Sales and other revenue                   $      92,925             $       58,237
       Expenses                                        119,183                    173,616
                                          ---------------------     ----------------------
       Net loss from operations                  $      26,258             $      115,379
                                          =====================     ======================


--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

5. INTANGIBLE ASSETS

Intangible assets consisted of completed technology, customer relationships and goodwill associated with the acquisition of the Company's subsidiaries (see Note
3). The Company assessed the intangible assets for impairment in September 2001 based on the recoverability of the balances from expected future operating cash flows on an undiscounted cash flow basis. As of December 31, 2001, the Company's intangible assets balance was as follows:

  Goodwill                                              $ 152,011
  Completed technology                                    270,000
  Customer relations                                       74,000
                                                        ----------
                                                          496,011
  Accumulated amortization                               (229,648)
  Less impairment                                         (80,607)
  Less discontinued operations                           (185,756)
                                                        ----------

                                                        $       -
                                                        ==========

Total amortization expense related to intangible assets was approximately $125,000 and $315,000 for the years ended December 31, 2001 and 2000, respectively.

6. NOTES PAYABLE

In May 2000, the Company issued convertible notes payable totaling $235,000 ("Note Payable I"), bearing interest at 10% per annum, with principal and accrued interest due on November 30, 2001 and subordinated by all current and future obligations of the Company. Such notes require no payment of principal or interest during the term; all such amounts are due at maturity. In connection with the issuance of Note Payable I, the Company issued a total of 470,000 warrants to purchase common stock for no additional consideration, with an exercise price of $0.50 per share expiring in November 2000. All warrants were exercisable upon issuance. On November 30, 2000, the Company extended the life of the warrants by one month and modified the strike price to $0.25 per share. In December 2000, a total of 210,000 warrants were exercised at $0.25 per share for a total of $52,500 and are included in common stock in the accompanying consolidated financial statements. All other unexercised warrants associated with the issuance of convertible notes payable expired as of December 31, 2000. The proportional fair value of warrants upon issuance in connection with Note Payable I was approximately $100,000, which the Company amortized to interest expense as of December 31, 2000.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

6. NOTES PAYABLE (continued)

The number of common shares that can be issued upon conversion shall be equal to the total amount of principal and unpaid interest on Note Payable I as of the date of conversion, divided by the Conversion Price. The Conversion Price per share shall be equal to the lesser of (a) the lowest per-share price at which common stock has been sold to any person (other than pursuant to exercise of stock options or warrants) at any time after the issuance and before the date of conversion; or (b) $0.50. During fiscal year 2001, $265,529 (including $30,529 of interest) was converted into common stock. The convertible feature of Note Payable I provided for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature". Pursuant to Emerging Issues Task Force No. 98-5 ("EITF 98-5"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments", the Company has determined the value of the beneficial conversion feature ("BCF") of one such convertible note to be approximately $100,000. Accordingly, the relative fair value of the BCF has been recorded in the financial statements as a discount from the face value of the notes. Such discount is amortized as a note issuance cost over the term of the related debt obligations using the effective yield method. Amortization related to note issuance costs totaled $20,000 for the year ended December 31, 2000. Management determined that due to the uncertainty of the Company continuing as a going concern and the likelihood that the Company cannot retire such debt as it becomes due, the remaining unamortized balance of note issuance costs should be expensed at December 31, 2000. Accordingly, the accompanying consolidated statements of operations for the year ended December 31, 2000 includes a charge of approximately $80,000 to reflect the impairment loss.

In August 2000, the Company issued a note payable totaling $75,000 ("Note Payable II"), bearing interest at 10% per annum, with principal and accrued interest due on December 20, 2000 and subordinated by all current and future obligations of the Company. During fiscal year 2001, $81,473 (including $6,473 of interest) was converted into common stock.

In connection with the issuance of Note Payable II, the Company issued a total of 50,000 warrants to purchase Company common stock at no additional fees with a strike price of $0.50 per share, which expired in September 2001. All warrants were exercisable upon issuance. The proportional fair value of the warrants upon issuance of Note Payable II was approximately $35,000, which the Company amortized to interest expense as of December 31, 2000.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

7. STOCKHOLDERS' DEFICIT

Preferred Stock

The Company's convertible Series A preferred stock is convertible into common stock at a ratio of twenty to one, and the holder may convert one-third of its Series A preferred stock on December 31, 2001 and two-thirds on December 31, 2002.

In fiscal 2001, contrary to the original agreement, all Series A preferred stock holders agreed to convert 157,867 shares into 249,990 shares of common stock. No shares of preferred shares are outstanding as of December 31, 2001.

Common Stock

In fiscal 2000, the Company issued 625,000 shares of common stock for marketing services, including investment banking consulting, valued at approximately $1,012,500.

In fiscal 2000, the Company issued 210,000 shares of common stock in connection with the exercise of warrants for $52,500.

In fiscal year 2001, the Company issued 180,000 shares of common stock, valued at $36,000 (based on the market value on the date of grant) to ex-employees in accordance with severance package agreements.

During fiscal year 2001, the Company issued 2,651,738 shares of restricted common stock pursuant to the conversion of various notes payable and accrued interest with a principal amount of $360,686 and accrued interest of $39,031.

In fiscal year 2001, the Company issued 400,000 shares of common stock, valued at $80,000 (based on the market value on the date of grant) to third parties in accordance with agreements which the third parties agreed to surrender common stock of an unrelated company.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

7. STOCKHOLDERS' DEFICIT (continued)

In fiscal year 2001, the Company issued 100,000 shares of common stock, valued at $20,000 (based on the market value on the date of grant) to third parties as consideration for notes payable totaling $20,000 (such amounts were converted to common stock - see above).

In fiscal year 2001, the Company issued 54,000 shares of common stock, valued at $10,800 (based on the market value on the date of grant) to various third parties for services rendered.

In fiscal year 2001, the Company cancelled 200,000 shares of common stock due to lack of performance.

Warrants

From time to time, the Company issues warrants pursuant to various consulting and other agreements.

In 2000, the Company issued, to related parties, 200,000 warrants to purchase Company common stock, in connection with agreements with stockholders to exchange shares of restricted common stock for shares of freely tradable common stock at a strike price of $0.50 per share, expiring in June 30, 2001. No additional shares were issued related to these agreements.

The following represents a summary of warrants outstanding for the years ended December 31, 2001 and 2000:

                                                  Year Ended December 31,
                                   -------------------------------------------------
                                             2001                          2000
                                   ------------------------    ---------------------
                                      Options     Weighted      Options     Weighted
                                                   Average                   Average
                                                    Price                     Price
                                   -----------    ---------    ---------    --------
Outstanding, beginning of year        250,000     $   0.50            -     $      -
      Granted                               -            -      720,000         0.34
      Exercised                             -            -     (210,000)        0.25
      Cancelled/Forfeited           (250,000)        (0.50)    (260,000)        0.25
                                   -----------    ---------    ---------    --------

Outstanding, end of year                    -     $      -      250,000     $   0.50
                                   ===========    =========    =========    ========

Exercisable, end of year                    -     $      -      250,000     $   0.50
                                                  $
                                                  -
                                   ===========    =========    =========    ========

Weighted average fair
  value of warrants granted                                                 $   0.69

                                                                            ========

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

7. STOCKHOLDERS' DEFICIT (continued)

The fair value of each warrant granted during 2000 for services is estimated using the Black-Scholes pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 260%, (iii) weighted average risk free interest rate of approximately 5.2%, and (iv) average expected life of 3.4 months.

8. RELATED PARTY TRANSACTIONS

The Company's President/CEO, who is also approximately a 50% shareholder, provided management services for a fee and is also reimbursed for expenses incurred on behalf of the Company. In total, management fees and expenses incurred by the Company by the President/CEO totaled approximately $113,750 and $215,000 for the years ended December 31, 2001 and 2000, respectively. In 2001 and 2000, the President/CEO also advanced to the Company approximately $13,000 and $55,000, respectively, in cash that was used for short-term working capital. These payables/advances are non-interest bearing and payable on demand. In 2001 and 2000, the Company converted approximately $190,000 and $140,000 of the related advances/payables into 1,285,337 and 279,600 shares of common stock at $0.15 and $0.50 per share, respectively (see Note 7).

In 2001 and 2000, a shareholder advanced the Company $10,000 and $15,000, respectively. Such advances are non-interest bearing and payable on demand. The related advances were transferred in connection with the transfer of assets and liabilities (see Note 4).


All other related party transactions were discussed elsewhere in these notes to the consolidated financial statements.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

9. INCOME TAXES

Income tax expense for the years ended December 31, 2001 and 2000 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the income from continuing operations before provision for income taxes as a result of the following:

                                                    2001              2000
                                                ------------      -----------

Computed "expected" tax (benefit) expense      $  (233,000)      $(1,296,000)

Reduction in income taxes resulting from:
    Change in valuation allowance                    264,000         270,000
    Non-deductible expenses                                        1,278,000
    State and local income taxes,
      net of federal benefit                       (31,000)         (252,000)
                                                -----------       -----------

                                               $         -       $         -
                                                ===========       ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2001 are presented below:

Deferred tax assets:
    Goodwill, principally due to impairment                      $    33,000
    Net operating loss carryforwards                               1,021,000
                                                                  ----------

        Total gross deferred tax assets                            1,054,000

        Less valuation allowance                                  (1,054,000)
                                                                  -----------

        Net deferred tax assets                                  $         -
                                                                  ===========

The valuation allowance for deferred tax assets from continuing operations as of January 1, 2001 was $790,000. The net change in the total valuation allowance for the year ended December 31, 2001 was an increase of $264,000.

As of December 31, 2001, the Company had tax net operating loss carryforwards of approximately $2,665,000 and $1,335,000 available to offset future taxable Federal and state income, respectively. The carryforward amounts expire in varying amounts between 2002 and 2022.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

10. SEC FILINGS

The Company did not file a Form 8-K in connection with either of the acquisitions discussed in Note 3. Such filings are required under the 1934 Act of the Securities and Exchange Commission ("SEC"). The Company did disclose such acquisitions in its quarterly reports filed for the quarterly periods ended June 30, 2000 and September 30, 2000 and in its annual report on Form 10-KSB filed with the SEC on May 22, 2001.

11. SUBSEQUENT EVENTS

In March 2002, the Company cancelled 5,000 common shares as a result of certain certificates never being issued.

On April 1, 2002, G Society, Inc. ("G Society") entered into an Agreement and Plan of Share Exchange (the "Plan of Exchange") with the "Reverse Split") of all the outstanding shares of its common stock and issued one preferred share for each share of common outstanding (post split), plus an additional 35,058 shares of preferred to the President of the Company. Immediately following the Reverse Split, the Company had 1,000,000 preferred shares authorized, 972,558 issued and outstanding and 50,000,000 common shares authorized, 937,500 common shares issued and outstanding. On April 1, 2001, the Plan of Exchange became effective (the "Merger"). Under the Merger, the G Society merged with and into the Company, with the Company as the surviving subsidiary of the Company. Pursuant to the Plan of Exchange, all of the 972,558 preferred shares and all 937,500 common shares outstanding of the Company were exchanged for common shares of G Society one for one on a post-split basis. All of the outstanding shares of G Society were converted into shares of the Company as the surviving corporation, with G Society as the sole holder of those shares. The transaction was regarded as a reverse merger whereby the Company was considered to be the accounting acquirer as it retained control of G Society after the Merger. The accompanying consolidated financial statements have not been adjusted for the effects of the aforementioned Reverse Split.

In April 2002, the Company's June 30, 2000, June 30, 2001, September 30, 2000 and September 30, 2001 Form 10-QSB's were reviewed by the Company's accountants in accordance with Statement on Auditing Standards No. 71 ("SAS 71"), "Interim Financial Information" and filed with the Securities and Exchange Commission.

In April 2002, the Company filed a Form 8-K with the Securities and Exchange Commission in order to comply with disclosure requirements related to announce the transfer of assets and liabilities of IntraMed and HFA.