Form 10QSB
period 2002-03-31
CAPITAL DEVELOPMENT GROUP INC
filed 2002-05-17
CIK 922253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Three Months Ended March 31, 2002

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



          Class                      Shares Outstanding, March 31, 2002
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

(a) Plan of Operation

On April 1, 2002, the Company entered into an agreement and Plan of Share Exchange (the "Plan of Exchange") with G Society, Inc. ("G Society"). Pursuant to the Plan of Exchange, the Company performed a reverse stock split (the "Reverse Split") on a 16 to 1 basis. Furthermore, the Company issued one share of preferred stock for each share of common stock outstanding (post split), plus an additional 35,058 shares of preferred stock to the President of the Company. Immediately following the Reverse Split, the Company had 1,000,000 preferred shares authorized, 972,558 issued and outstanding and 50,000,000 common shares authorized, 937,500 common shares issued and outstanding. The company, pursuant to the terms of the agreement, will issue fifteen million six hundred ninety thousand five hundred twenty three (15,690,523) shares of common stock for all outstanding shares of G Society and G Society will become a wholly owned subsidiary of Capital Development Group, Inc. The agreement further provides that the business combination will become effective when both companies have complied with all conditions precedent. It is estimated that the effective date will be on or before June 1, 2002. The Company will cause to be filed, on a Form 8-K, all information regarding the transaction as required by the rule. The accompanying financial statements have not been adjusted for the effects of the aforementioned Reverse Split.


(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

N/A

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No legal proceedings have occurred or are occurring in this quarter.

ITEM 2. CHANGES OF SECURITIES

No shares were issued during the period.

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

Capital Development Group, Inc.




By: /s/ Michael P. Vahl, President
    ------------------------------
May 15, 2002

--------------------------------------------------------------------------------

                         CAPITAL DEVELOPMENT GROUP, INC.
                                  BALANCE SHEET

--------------------------------------------------------------------------------

                                                                                                          March 31, 2002
ASSETS                                                                                                     (Unaudited)
                                                                                                       ---------------------

CURRENT ASSETS
         Cash and cash equivalents                                                                     $                46
                                                                                                       =====================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
         Accounts payable and accrued expenses                                                                      63,563

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

         Preferred stock, par value of $0.0001, 1,000,000 shares
           authorized; none issued and outstanding                                                                       -
         Common stock, par value of $0.0001, 30,000,000 shares                                                       1,500
           authorized; 15,000,000 issued and outstanding
         Additional paid in capital                                                                              6,594,945
         Accumulated deficit                                                                                    (6,659,962)
                                                                                                       ---------------------

TOTAL STOCKHOLDERS' DEFICIT                                                                                        (63,517)
                                                                                                       ---------------------


         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                   $                46
                                                                                                       =====================











                See accompanying notes to financials statements

--------------------------------------------------------------------------------

                         CAPITAL DEVELOPMENT GROUP, INC.
                            STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                               2002                         2001
                                                                            (Unaudited)                  (Unaudited)
                                                                       ----------------------       ----------------------

REVENUES                                                               $                 -          $                 -

OPERATING EXPENSES
   Depreciation and amortization                                                         -                          31,654
   Management fees                                                                       -                          41,500
   Other                                                                                3,990                        2,988
                                                                       ----------------------       ----------------------
                                                                                        3,990                       76,142
                                                                       ----------------------       ----------------------


OPERATING LOSS                                                                         (3,990)                     (76,142)

DISCONTINUED OPERATIONS
 Loss from discontinued operations                                                       -                         (42,980)
                                                                       ----------------------       ----------------------

NET LOSS                                                               $               (3,990)      $             (119,122)
                                                                       ======================       ======================


Basic and diluted net loss available to
  common stockholders per share                                        $                 -          $                (0.01)
                                                                       ======================       ======================

Weighted average number of common
  shares outstanding                                                               15,000,000                   10,163,935
                                                                       ======================       ======================









                 See accompanying notes to financial statements

--------------------------------------------------------------------------------
                         CAPITAL DEVELOPMENT GROUP, INC.
                            STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                         2002                    2001
                                                                                     (Unaudited)             (Unaudited)
                                                                                  -------------------     ------------------

Cash flows from operating activities:
        Net loss                                                                  $            (3,990)    $         (119,122)
       Adjustments to reconcile net loss to net cash used in
         operating activities:

            Depreciation and amortization                                                         -                   31,654
            Changes in operating assets and liabilities:
                 Accounts receivable                                                              -                  (51,834)
                 Accounts payable and accrued expenses                                          3,507                 44,155
                 Due to related parties                                                           -                   77,045
                                                                                  -------------------     ------------------

       Net cash used in operating activities                                                     (483)               (18,102)
                                                                                  -------------------     ------------------

Net decrease in cash                                                                             (483)               (18,102)

Cash at beginning of year                                                                         529                 19,790
                                                                                  -------------------     ------------------

Cash at end of year                                                               $                46     $            1,688
                                                                                  ===================     ==================

Supplemental disclosure of cash flow information -
Cash paid during the year for:
            Interest                                                                              -                    8,125
                                                                                  ===================     ==================
            Income taxes
                                                                                  $               -       $              -
                                                                                  ===================     ==================







                 See accompanying notes to financial statements

NOTE 1 - MANAGEMENT'S REPRESENTATION

The management of Capital Development Group, Inc. (the "Company") without audit has prepared the financial statements included herein. The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the financial statements have been included and were of a normal recurring nature, and the accompanying financial statements present fairly the financial position as of March 31, 2002, and the results of operations for the three months ended March 31, 2002 and cash flows for the three months ended March 31, 2002.

It is suggested that these financial statements be read in conjunction with the audited financial statements and notes for the year ended December 31, 2001, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2002. The interim results are not necessarily indicative of the results for a full year.

NOTE 2 - DESCRIPTION OF BUSINESS

Capital Development Group, Inc. (the "CDG") was incorporated in Oregon on May 19, 1993. From inception through the date of certain acquisitions, CDG was primarily engaged in the business of purchasing healthcare receivables from hospitals and other healthcare institutions at a discount and administering the collection process of such receivables. During 2000, CDG acquired IntraMed Corporation ("IntraMed") and Health Source Financial ("HFA") (hereinafter, CDG, IntraMed and HFA are collectively referred to as the "Company"). IntraMed is a developer of Internet-based referrals, scheduling, billings and claims processing software for the health care industry and HFA is a provider of healthcare consulting services.

On September 28, 2001, the Company transferred substantially all of the assets and liabilities of IntraMed and HFA into a private company owned by the same shareholders of the Company. At the date of transfer, the liabilities of IntraMed and HFA were in excess of the assets in the amount of $217,993. The Company accounted for the transfer of the net liability of $217,993 as a non-cash contribution by the shareholders and is recorded as an increase to additional paid in capital. As of December 31, 2001, the Company is a public shell with no continuing operations. As a result of the transfer of the assets and liabilities, the Company's statements of operations for the three-month period ending March 31, 2001 have been restated from what was previously reported in the Company's quarterly report filed on June 18, 2001 to segregate amounts pertaining to the discontinued operations.

As noted below, the Company had redirected its efforts and has become primarily focused on searching for a suitable reverse merger candidate (see Note 5).

NOTE 3 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2002, the Company has negative working capital of $63,517, an accumulated stockholders' deficit of $6,659,962, losses from operations, lack of operating history and discontinued operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to be a target in a reverse merger acquisition in which they will receive shares in the newly formed Company and resign from management and the Board of Directors (see Note 5). The successful outcome of future activities cannot be determined at this time and there is no assurance that if not achieved, the Company will have sufficient funds to execute an alternate business plan or generate positive operating results.

The financial statements do not include any adjustments related to recoverability and classification of assets' carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

LOSS PER SHARE - The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were no potential common shares as of March 31, 2002 and 2001). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS - In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 be accounted for under the purchase method. The adoption of SFAS 141 did not have a material impact on its financial statements.

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

In March 2002, the Company cancelled 5,000 common shares as a result of certain certificates never being issued.

NOTE 5 - SUBSEQUENT EVENT

On April 1, 2002, the Company entered into an agreement and Plan of Share Exchange (the "Plan of Exchange") with G Society, Inc. ("G Society"). Pursuant to the Plan of Exchange, the Company performed a reverse stock split (the "Reverse Split") on a 16 to 1 basis. Furthermore, the Company issued one share of preferred stock for each share of common stock outstanding (post split), plus an additional 35,058 shares of preferred stock to the President of the Company. Immediately following the Reverse Split, the Company had 1,000,000 preferred shares authorized, 972,558 issued and outstanding and 50,000,000 common shares authorized, 937,500 common shares issued and outstanding. The company, pursuant to the terms of the agreement, will issue fifteen million six hundred ninety thousand five hundred twenty three (15,690,523) shares of common stock for all outstanding shares of G Society and G Society will become a wholly owned subsidiary of Capital Development Group, Inc. The agreement further provides that the business combination will become effective when both companies have complied with all conditions precedent. It is estimated that the effective date will be on or before June 1, 2002. The Company will cause to be filed, on a Form 8-K, all information regarding the transaction as required by the rule. The accompanying financial statements have not been adjusted for the effects of the aforementioned Reverse Split.