Form 10QSB
period 2002-06-30
GSOCIETY  INC
filed 2002-08-22
CIK 922253

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Six Months Ended June 30, 2002

                                 GSOCIETY, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             FLORIDA                                      93-1113777
------------------------------------------       ----------------------------
    (State or other jurisdiction                 (IRS Employer Identification
        of incorporation or                                   No.)
           organization)


  7060 Hollywood Blvd, Suite 800                       Hollywood, CA 90028
------------------------------------------       ----------------------------
  (Address of principal administrative             (City, State, Zip Code)
                offices)

                                 (323) 512-2920
                       -----------------------------------
                         (Registrants telephone number)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [  ]     No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


          Class                      Shares Outstanding, June 30, 2002
          -----                      ---------------------------------

Common Stock, $.001 par value                     23,773,228

                  PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Financial Statements are included as part of this document at the end of the document.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

(a)  Plan of Operation

On April 1, 2002, the Capital Development Group, Inc. ("Capital") entered into an agreement and Plan of Share Exchange (the "Plan of Exchange") with GSociety, Inc. ("GSociety"). Effective May 17, 2002, Capital completed a share exchange with GSociety a Florida Corporation. Capital will be the surviving corporation with GSociety being a subsidiary of Capital. The shareholders of GSociety exchanged 100% of the issued and outstanding shares of GSociety for 15,690,523 shares of Capital, on a pro rata basis pursuant to Section 368(a) of
the Internal Revenue Code of 1968.   In April 2002, as part of the
agreement and plan of merger, Capital effected a 16 to 1 reverse split of their common stock issued resulting in the total number of shares issued and outstanding of 937,813. On May 28, 2002, Capital merged into GSociety, with GSociety issuing 16,628,336 common shares and 2,052,245 preferred shares on a share for share basis, with GSociety as the surviving entity.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is a summary of the key factors management considers necessary or useful in reviewing the Company's results of operations, liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of GSociety, Inc. and Subsidiaries and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

The discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of GSociety, Inc. and Subsidiaries for the three months ended June 30, 2002. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risk and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements.

OVERVIEW

GSociety, Inc. and Subsidiaries ("GSociety" or the "Company") is a media and entertainment company in the global gay and lesbian marketplace. GSociety offers advertisers online and offline marketing opportunities to reach the millions of members of the gay and lesbian community. GSociety includes Gaywired.com, Lesbianation.com, DANCE1, GHighway, QTMagazine.com, and Miamigo Magazine. GayWired.com is an online destination specifically targeting gay men providing online news, entertainment, interactivity and retail services. Lesbianation.com is a leading online destination specifically targeting the lesbian market providing online news, entertainment, interactivity and retail services. DANCE1 produces dance music videos for gay and lesbian video bars and nightclubs. GHighway offers travel information and resources tied into a Pocket Guide and Co-Op advertising supporting gay friendly tourist destinations. QTMagazine.com is an interactive, personalized and e-commerce enabled site complete with a full-service online travel agency. The site publishes unique and informative articles offering information through web links and relationships with other well-managed professional gay travel and non-travel sites. Miamigo is a South Florida entertainment and fashion magazine.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND SIX MONTHS ENDED JUNE 30, 2002

The Company finalized the share exchange between Capital Development Group, Inc. and GSociety, Inc. in May 2002. The result of this transaction rendered all previously reported financial data as incomparable due to the complete change of businesses.

The Company's revenues for the three months ended June 30, 2002 was $308,271 and for the six months ended June 30, 2002 was $532,117. Revenues are derived from online advertising sales for banner ads and sponsorships within the GSociety websites, co-op advertising and guide book advertising, ecommerce, entertainment advertising, event marketing, and technology related services.

Selling, General and Administrative expenses for the three months ended June 30, 2002 was $955,116 and for the six months ended June 30, 2002 was $1,807,251. The three months ended June 30, 2002 expenses included a non-cash transaction of approximately $330,000 associated with the issuance of common stock for consulting services provided.

The Company had a net loss for the three months ended June 30, 2002 of $962,789 and for the six months ended June 30, 2002 of $1,949,754.

LIQUIDITY AND CAPITAL RESOURCES

The Company is dependent on external cash to fund its operations. The Company's primary need for cash during the next twelve months consists of working capital needs, as well as cash to repay delinquent loans and loans coming due. In order to meet its obligations, the Company will need to raise cash from the sale of securities or loans. The Company does not currently have any commitments for such capital, and no assurances can be given that such capital will be available when needed or on favorable terms, if at all. As of June 30, 2002, the Company had an overdraft of cash of $44,806. Since June 30, 2002, the Company has funded this overdraft through operations.

For the six months ended June 30, 2002, the Company had a net decrease in cash and cash equivalents of $380,218. This consisted primarily of net cash used in operating activities of $1,270,383, which was partially offset by net cash provided by financing activities of $908,899. Net cash provided in financing activities consisted of the receipt of short term notes and proceeds from the sale of common stock. Net cash used by operating activities consisted primarily of the net loss $1,949,754.

The Company is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that the Company will be able to secure additional capital or that if such capital is available, whether the terms or conditions would be acceptable to the Company.

Furthermore, the Company is exploring certain opportunities with a number of companies to participate in joint venture projects. The exact results of these opportunities are unknown at this time.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values.

The  Company  has  suffered   significant   recurring   operating
losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Additional, at June 30, 2002, the Company has negative working capital of $3,249,012, and is in default on several of its debt obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The report of the Company's Independent Certified Public Accountants for the December 31, 2001 financial statements included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

The Company believes it can launch a number of products, services and other revenue generating programs. Additionally, the Company is exploring certain opportunities with a number of companies to participate in joint venture projects. The exact results of these opportunities are unknown at this time.

The Company is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that the Company will be able to secure additional capital or that if such capital is available, whether the terms or conditions would be acceptable to the Company. The condensed consolidated financial statements contain no adjustment for the outcome of this uncertainty.

                     PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, involved in various lawsuits generally incidental to our business operations, consisting of collection actions and vendor disputes. In the opinion of management, the ultimate resolution of these matters, if any, will not have a significant effect on the financial position, operations or cash flows of the Company.

In addition, we are involved in on additional legal proceeding. This case entitled, J. Rod Martin vs. GSociety, Inc., filed in the Circuit Court of the 11th Judicial Circuit of Florida in and for Miami-Dade County, was filed by J. Rod Martin (former Chairman of the Board) in May 2002 and involved allegations of breach of employment agreement and for the repayment of stock transferred by the plaintiff to certain
employees of the company.   The company has attempted to resolve this
matter through a settlement, but a resolution has not been reached.
We believe this matter is without merit and we intent to defend this action.

ITEM 2. CHANGES OF SECURITIES

In March, the company issued 2,000,000 shares of restricted common stock in consideration for an investment of $280,000. In April, the company issued 1,000,000 shares of restricted common stock in consideration for an investment of $125,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No defaults have occurred this quarter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 16, 2002, the Company held its annual meeting of shareholders ("Annual Meeting"). At the annual meeting, the following was voted on:

a) Mr. Paul Yates, Mr. Matthew Skallerud and Mr. Brian Chase were elected as directors to hold office until the next annual meeting or until their successors are duly elected and qualified.

b) The accounting firm of Squar, Milner Reehl & Williamson, LLP, the registrant's auditors for 2001, did not stand for reappointment. The Directors recommended to the shareholders that the firm of Garcia, Espinosa, Miyares & Company, LLC whose address is 100 Almeria Avenue, Suite 230 Coral Gables, Florida 33134 be appointed as auditors. The shareholders approved of the appointment of the new auditors. There were no disagreements with Squar, Milner Reehl & Williamson, LLP.

c) The shareholders ratified the share exchange with GSociety, Inc.

d) The Shareholders of the registrant had also voted to change the corporation's name to GSociety, Inc. Additionally, the shareholders have voted to change the domicile of the company from Oregon to Florida. In order to effectuate the vote of the shareholders, the registrant filed a "Short Form Merger" in order to complete a parent/subsidiary merger. The effect is that the domicile of the registrant has been changed from Oregon to Florida and the name of the registrant has been change from Capital Development Group, Inc., an Oregon corporation to GSociety, Inc., a Florida corporation.

ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K filed on May 23, 2002 disclosing share exchange transaction and the audited financial statements of GSociety, Inc. for the years ended December 31, 2001 and December 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSociety, Inc.



By: /s/ Paul Yates, President
    ------------------------------


August 19, 2002

                      GSOCIETY, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                                  (Proforma)
                                                 December 31,
                                                     2001          June 30, 2002
                                                 (Unaudited)        (Unaudited)
                                                 ------------      -------------
ASSETS

CURRENT ASSETS
  Cash                                           $    335,412            (44,806)
  Accounts receivable                                 102,564            152,221
  Inventory                                            38,142             29,210
  Other current assets                                326,606            473,315
                                                 ------------      -------------
       TOTAL CURRENT ASSETS                           802,724            609,940

PROPERTY AND EQUIPMENT, net                           380,972            306,910

GOODWILL AND INTANGIBLE ASSETS, net                   313,473            296,390

OTHER ASSETS                                           44,474             35,014
                                                 ------------      -------------
       TOTAL ASSETS                              $  1,541,643      $   1,248,254
                                                 ============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses          $  1,212,691      $   1,207,329
  Other current liabilities                           216,889            383,274
  Payroll taxes payable                               928,444          1,193,448
  Loans and notes payable                           1,693,712          1,947,611
                                                 ------------      -------------
       TOTAL CURRENT LIABILITIES                    4,051,736          4,731,662

MINORITY INTEREST                                      (3,841)           (15,807)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par value;
    10,000,000 shares authorized, 2,052,245
    and 2,052,245 shares issued and
    outstanding at December 31, 2001 June 30,
    2002, respectively                                  2,052              2,052
  Common stock, $.001 par value;
    100,000,000 shares authorized, 16,628,641
    and 23,773,228 shares issued and
    outstanding at December 31, 2001 and
    June 30, 2002, respectively                        16,628             23,773
  Additional paid in capital                       13,315,063         14,296,323
  Accumulated deficit                             (15,839,995)       (17,789,749)
                                                 ------------      -------------
        TOTAL STOCKHOLDERS' DEFICIT                (2,506,252)        (3,467,601)
                                                 ------------      -------------
        TOTAL LIABILITIES &
        STOCKHOLDERS' DEFICIT                    $  1,541,643      $   1,248,254
                                                 ============      =============

              The accompanying notes are an integral part of
                 these consolidated financial statements

                        GSOCIETY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   (Proforma)         (Proforma)
                                                 3 Months Ended      6 Months Ended
                                                  June 30, 2002      June 30, 2002
                                                   (Unaudited)        (Unaudited)
                                                 --------------      --------------

REVENUES                                         $      308,271      $      532,117

COST OF REVENUES                                        184,667             395,929
                                                 --------------      --------------
GROSS PROFIT                                            123,604             136,188
                                                 --------------      --------------

EXPENSES
        Selling, general and administrative             955,116           1,807,251
        Depreciation and amortization                    46,398             109,878
                                                 --------------      --------------
                Total expenses                        1,001,514           1,917,129

LOSS FROM OPERATIONS                                   (877,910)         (1,780,941)

OTHER INCOME (EXPENSE)
        Interest income                                     792               1,587
        Interest expense                                (91,184)           (182,366)
                                                 --------------      --------------
                Total other income (expense)            (90,392)           (180,779)
                                                 --------------      --------------

NET LOSS BEFORE MINORITY INTEREST                      (968,302)         (1,961,720)

MINORITY INTEREST                                         5,513              11,966

LOSS FROM CONTINUING OPERATIONS                        (962,789)         (1,949,754)
                                                 ==============      ==============

NET LOSS                                         $     (962,789)     $   (1,949,754)
                                                 ==============      ==============

BASIC AND DILUTED NET LOSS PER COMMON SHARE      $        (0.04)     $        (0.09)
                                                 ==============      ==============

WEIGHTED AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING USED IN COMPUTING BASIC AND
  DILUTED NET LOSS PER SHARE                         23,773,228          20,784,061
                                                 ==============      ==============



              The accompanying notes are an integral part of
                 these consolidated financial statements

                      GSOCIETY, INC. AND SUBSIDIARIES
                           STATEMENT OF CASH FLOWS



                                                            June 30, 2002
                                                            -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $  (1,949,754)
Adjustments to reconcile net income to net cash used
  in operating activities:
    Depreciation/Amortization                                     109,878
    Issuance of stock for services                                333,406
    Minority interest                                             (11,966)
    Increase in accounts receivable                               (49,657)
    Decrease in inventory                                           8,932
    Increase in other current assets                             (146,709)
    Decrease in other assets                                        9,460
    Decrease in accounts payable and accrued expenses              (5,362)
    Increase in payroll taxes payable                             265,004
    Increase in other current liabilities                         166,385
                                                            -------------
         Total adjustments                                        679,371
                                                            -------------

          NET CASH USED IN OPERATING ACTIVITIES                (1,270,383)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                             (18,734)
                                                            -------------
  NET CASH USED IN INVESTING ACTIVITIES                           (18,734)
                                                            -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                          655,000
  Proceeds from borrowings, net of payments                       253,899
                                                            -------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES               908,899
                                                            -------------

Net decrease in cash                                             (380,218)
Cash, beginning of year                                           335,412
                                                            -------------
Cash, end of year                                           $     (44,806)
                                                            =============


              The accompanying notes are an integral part of
                 these consolidated financial statements

                      GSOCIETY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2002

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The  accompanying   unaudited  consolidated  condensed financial
statements reflect all adjustments that, in the opinion of the management of GSociety, Inc. and Subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 8-K for the year ended December 31, 2001 filed on May 2002.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values.

The  Company  has  suffered   significant   recurring   operating
losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Additional, at June 30, 2002, the Company has negative working capital of $3,249,012, and is in default on several of its debt obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The report of the Company's Independent Certified Public Accountants for the December 31, 2001 financial statements included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

The Company believes it can launch a number of products, services and other revenue generating programs. Additionally, the Company is exploring certain opportunities with a number of companies to participate in joint venture projects. The exact results of these opportunities are unknown at this time.

The Company is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that the Company will be able to secure additional capital or that if such capital is available, whether the terms or conditions would be acceptable to the Company. The condensed consolidated financial statements contain no adjustment for the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of GSociety, Inc. and its subsidiaries. Intercompany balances and transactions have been eliminated.

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

                GSOCIETY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 2002


Note 3 - Share Exchange/Merger Transaction

Effective May 17, 2002, Capital completed a share exchange with GSociety a Florida Corporation. Capital will be the surviving corporation with GSociety being a subsidiary of Capital. The shareholders of GSociety exchanged 100% of the issued and outstanding shares of GSociety for 15,690,523 shares of Capital, on a pro rata basis pursuant to Section 368(a) of the Internal Revenue Code of 1968. In April 2002, as part of the agreement and plan of merger, Capital effected a 16 to 1 reverse split of their common stock issued resulting in the total number of shares issued and outstanding of 937,813. On May 28, 2002, Capital merged into GSociety, with GSociety issuing 16,628,336 common shares and 2,052,245 preferred shares on a share for share basis, with GSociety as the surviving entity.

The merger transaction of Capital Development Group, Inc. ("Capital") and GSociety, Inc., ("GSociety") has been treated as a reverse acquisition and is accounted for using the purchase method of accounting. Capital is the legal survivor and GSociety is the accounting survivor. The financial statements present those of GSociety with a recapitalization of its capital structure to reflect the post merger capital structure of Capital.