Form 10QSB
period 2002-09-30
GSOCIETY  INC
filed 2002-11-19
CIK 922253

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Nine Months Ended September 30, 2002

                               GSOCIETY, INC.


           (Exact name of registrant as specified in its charter)


             FLORIDA                                  93-1113777
   --------------------------------         -----------------------------
    (State or other jurisdiction            (IRS Employer Identification
        of incorporation or                             No.)
           organization)


         555 N.E. 5th Street                      Miami, FL  33156
---------------------------------------         -----------------------
 (Address of principal administrative           (City, State, Zip Code)
                offices)

                              (305) 790-1415
                     -------------------------------
                      (Registrants telephone number)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


          Class                    Shares Outstanding, September 30, 2002
          -----                    --------------------------------------

Common Stock, $.001 par value                   25,354,339

                        PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Financial Statements are included as part of this document at the end of the document.


Item 2. Management Discussion and Analysis or Plan of Operation

Disclosure regarding forward-looking statements.

This filing includes "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's beliefs and assumptions based on currently available information. All statements other than statements of historical fact regarding our financial position, business strategy and management's plans and objectives for future operations are forward-looking statements. Although the Company believes that management's expectations as reflected in forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. Many of these risks and uncertainties are disclosed in our recent filings with the Securities and Exchange Commission, including those set forth below and those disclosed in our quarterly report on Form 10-Q for the quarter ended September 30, 2000. You should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

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

The discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of GSociety, Inc. and Subsidiaries for the three months ended September 30, 2002. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risk and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements.

OVERVIEW

GSociety, Inc. and Subsidiaries ("GSociety" or the "Company") is a media and entertainment company in the global gay and lesbian marketplace. GSociety offers advertisers online and offline marketing opportunities to reach the millions of members of the gay and lesbian community. GSociety includes Gaywired.com, Lesbianation.com, DANCE1, GHighway, and QTMagazine.com. GayWired.com is an online destination specifically targeting gay men providing online news, entertainment, interactivity and retail services. Lesbianation.com is a leading online destination specifically targeting the lesbian market providing online news, entertainment, interactivity and retail services. DANCE1 produces dance music videos for gay and lesbian video bars and nightclubs. GHighway offers travel information and resources tied into a Pocket Guide and Co-Op advertising supporting gay friendly tourist destinations. QTMagazine.com is an interactive, personalized and e-commerce enabled site complete with a full-service online travel agency. The site publishes unique and informative articles offering information through web links and relationships with other well-managed professional gay travel and non-travel sites.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND NINE MONTHS ENDED SEPTEMBER
30, 2002

The Company finalized the share exchange between Capital Development Group, Inc. and GSociety, Inc. in May 2002. The result of this transaction rendered all previously reported financial data as incomparable due to the complete change of businesses.

The Company's revenues for the three months ended September 30, 2002 was $118,661 and for the six months ended September 30, 2002 was $650,629. Revenues are derived from online advertising sales for banner ads and sponsorships within the GSociety websites, co-op advertising and guide book advertising, ecommerce, entertainment advertising, event marketing, and technology related services.

Selling, General and Administrative expenses for the three months ended September 30, 2002 was $642,765 and for the nine months ended September 30, 2002 was $2,438,205. The three months ended September 30, 2002 expenses included a non-cash transaction of approximately $99,000 associated with the issuance of common stock for consulting services provided.

The Company had a net loss for the three months ended September 30, 2002 of $718,395 and for the six months ended September 30, 2002 of $2,669,215.

LIQUIDITY AND CAPITAL RESOURCES

The Company is dependent on external cash to fund its operations. The Company's primary need for cash during the next twelve months consists of working capital needs, as well as cash to repay delinquent loans and loans. In order to meet its obligations, the Company will need to raise cash from the sale of securities or loans. The Company is currently in negotiations for a commitment of capital, but no such capital raise has begun. There are no other commitments for such capital, and no assurances can be given that such capital will be available when needed or on favorable terms, if at all. As of September 30, 2002, the Company had an overdraft of cash of $83,861.

For the nine months ended September 30, 2002, the Company had a net decrease in cash and cash equivalents of $419,273. This consisted primarily of net cash used in operating activities of $1,505,423, which was partially offset by net cash provided by financing activities of $1,067,416.

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

The  Company  has  suffered   significant   recurring   operating
losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Additional, at September 30, 2002, the Company has negative working capital of $4,057,920, and is in default on several of its debt obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The report of the Company's Independent Certified Public Accountants for the December 31, 2001 financial statements included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

During this reporting period the Company has begun to close unprofitable business units inclusive of its Miamigo Magazine operation. The Company has also begun to minimize operating expenses during this quarter. It had specifically begun the process of closing their offices located in Los Angeles, California. As of the date of this filing, that process had been accomplished. The exact financial impact of that closing is not known and the operational impact puts into doubt the long term viability of the Company.

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


ITEM 2. CHANGES OF SECURITIES

Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No defaults have occurred this quarter.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GSociety, Inc.



                            By: /s/ Paul Yates, President
                                ---------------------------
                                November 19, 2002

                      GSOCIETY, INC. AND SUBSIDIARIES

                            FINANCIAL STATEMENTS

                         GSOCIETY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                        (Proforma)
                                                                       December 31,
                                                                           2001              Sep 30, 2002
                                                                       (Unaudited)           (Unaudited)
                                                                       -----------           ------------
ASSETS
CURRENT ASSETS
    Cash                                                               $   335,412                (83,861)
    Accounts receivable                                                    102,564                106,334
    Inventory                                                               38,142                 26,429
    Other current assets                                                   326,606                474,284
                                                                       -----------           ------------
         TOTAL CURRENT ASSETS                                              802,724                523,186

PROPERTY AND EQUIPMENT, net                                                380,972                243,582

GOODWILL AND INTANGIBLE ASSETS, net                                        313,473                296,390

OTHER ASSETS                                                                44,474                 35,014
                                                                       -----------           ------------
         TOTAL ASSETS                                                  $ 1,541,643           $  1,098,172
                                                                       ===========           ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                              $ 1,212,691           $  1,293,640
    Other current liabilities                                              216,889                472,909
    Payroll taxes payable                                                  928,444              1,308,415
    Loans and notes payable                                              1,693,712              2,081,128
                                                                       -----------           ------------
         TOTAL CURRENT LIABILITIES                                       4,051,736              5,156,092

MINORITY INTEREST                                                           (3,841)               (16,375)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
    Preferred stock, $.001 par value; 10,000,000 shares
      authorized, 2,052,245 and 2,052,245 shares issued and
      outstanding at December 31, 2001 Sept 30, 2002,
      respectively                                                           2,052                  2,052
    Common stock, $.001 par value; 100,000,000 shares
      authorized, 16,628,641 and 25,354,339 shares issued and
      outstanding at December 31, 2001 and Sept 30, 2002,
      respectively                                                          16,628                 25,354
    Additional paid in capital                                          13,315,063             14,440,259
    Accumulated deficit                                                (15,839,995)           (18,509,210)
                                                                       -----------           ------------
         TOTAL STOCKHOLDERS' DEFICIT                                    (2,506,252)            (4,041,545)
                                                                       -----------           ------------

         TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                     $ 1,541,643           $  1,098,172
                                                                       ===========           ============


                      The accompanying notes are integral part
                     of these consolidated financial statements.

                        GSOCIETY, INC. AND SUBSIDIARIES
                            STATEMENT OF CASH FLOWS



                                                            Sep 30, 2002
                                                            ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $(2,669,215)
Adjustments to reconcile net income to net cash used
        in operating activities:
        Depreciation/Amortization                               156,275
        Issuance of stock for services                          433,386
        Minority interest                                       (12,534)
        Increase in accounts receivable                          (3,770)
        Decrease in inventory                                    11,713
        Increase in other current assets                       (147,678)
        Decrease in other assets                                  9,460
        Decrease in accounts payable and accrued expenses        80,949
        Increase in payroll taxes payable                       379,971
        Increase in other current liabilities                   256,020
                                                            -----------
                Total adjustments                             1,163,792
                                                            -----------

        NET CASH USED IN OPERATING ACTIVITIES                (1,505,423)
                                                            -----------
CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of property and equipment                      18,734
                                                            -----------

        NET CASH USED IN INVESTING ACTIVITIES                    18,734
                                                            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock                  680,000
        Proceeds from borrowings, net of payments               387,416
                                                            -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES             1,067,416
                                                            -----------

Net decrease in cash                                           (419,273)
 Cash, beginning of year                                        335,412
                                                            -----------

 Cash, end of year                                          $   (83,861)
                                                            ===========



                      The accompanying notes are integral part
                     of these consolidated financial statements.

                        GSOCIETY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (Proforma)                (Proforma)
                                                3 Months Ended           9 Months Ended
                                                 Sep 30, 2002             Sep 30, 2002
                                                 (Unaudited)               (Unaudited)
                                                -------------            --------------

REVENUES                                        $     118,661            $     650,629

COST OF REVENUES                                       57,697                  466,353
                                                -------------            -------------

GROSS PROFIT                                           60,964                  184,276
                                                -------------            -------------
EXPENSES
    Selling, general and administrative               642,765                2,438,205
    Depreciation and amortization                      46,397                  156,275
                                                -------------            -------------
         Total expenses                               689,162                2,594,480


LOSS FROM OPERATIONS                                 (628,198)              (2,410,204)

OTHER INCOME (EXPENSE)
    Interest income                                       669                    2,256
    Interest expense                                  (91,434)                (273,801)
                                                -------------            -------------
         Total other income (expense)                 (90,765)                (271,545)
                                                -------------            -------------

NET LOSS BEFORE MINORITY INTEREST                    (718,963)              (2,681,749)

MINORITY INTEREST                                         568                   12,534
                                                -------------            -------------

LOSS FROM CONTINUING OPERATIONS                      (718,395)              (2,669,215)

NET LOSS                                        $    (718,395)           $  (2,669,215)
                                                =============            =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE      $      (0.03)            $      (0.12)
                                                =============            =============

WEIGHTED AVERAGE SHARES OF COMMON STOCK
    OUTSTANDING USED IN COMPUTING BASIC AND
    DILUTED NET LOSS PER SHARE                     24,497,302               22,021,808
                                                =============            =============



                      The accompanying notes are integral part
                     of these consolidated financial statements.

                      GSOCIETY, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2002

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

The  Company  has  suffered   significant   recurring   operating
losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. Additional, at September 30, 2002, the Company has negative working capital of $4,057,920, and is in default on several of its debt obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The report of the Company's Independent Certified Public Accountants for the December 31, 2001 financial statements included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

During this reporting period the Company has begun to close unprofitable business units inclusive of its Miamigo Magazine operation. The Company has also begun to minimize operating expenses during this quarter. It had specifically begun the process of closing their offices located in Los Angeles, California. As of the date of this filing, that process had been accomplished. The exact financial impact of that closing is not known and the operational impact puts into doubt the long term viability of the Company.

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